Form 10-Q
period 1995-09-29
REFLECTONE INC /FL/
filed 1995-11-08
CIK 785037

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 29, 1995

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No.                                            0-14059

                                REFLECTONE, INC.
             (Exact name of Registrant as specified in its charter)


         Florida                                               06-0663546
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

4908 Tampa West Boulevard, Tampa, Florida                      33634-2481
(Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code:         (813) 885-7481

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for at least the past ninety days.    Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $.10 per share, 2,714,616 shares as of October 23, 1995.


	                           Page 1 of 19 Pages
	                            Exhibits - None
PAGE

                         Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                         Reflectone, Inc. & Subsidiaries
                           Consolidated Balance Sheets
                    As of September 29, 1995 and December 31, 1994

                                                 (Unaudited)
                                                September 29,  December 31,
ASSETS                                               1995           1994
Current assets
 Cash and cash equivalents                      $  2,413,977   $  7,329,914
 Receivables - non affiliate                      20,817,973     20,615,154
 Receivables - affiliate                           7,981,160      2,980,625
 Current installments of long-term
   note receivable                                 1,589,724      1,249,128
 Inventory                                             -          4,268,842
 Prepaid expenses and other current assets         1,732,876      1,506,955
                                                ____________   ____________
    Total current assets                          34,535,710     37,950,618
Property, plant & equipment, net                  16,193,400     17,427,870
Long-term note receivable                          2,036,353      2,843,925
Investments - restricted                           5,000,000      5,000,000
Other assets                                         465,830        571,972
                                                ____________   ____________
                                                $ 58,231,293   $ 63,794,385
                                                ============   ============

                         Reflectone, Inc. & Subsidiaries
                           Consolidated Balance Sheets
                    As of September 29, 1995 and December 31, 1994

                                                 (Unaudited)
                                                September 29,  December 31,
LIABILITIES & SHAREHOLDERS' EQUITY                   1995          1994
Current liabilities
 Accounts payable                               $  5,429,519   $  6,984,756
 Due to affiliate                                  1,501,918      2,786,075
 Borrowings on bank line of credit                10,000,000     10,000,000
 Borrowings on line of credit - affiliate         15,776,435     22,674,197
 Advance billings                                  5,113,755      1,796,539
 Accrued employee compensation and benefits        3,290,149      3,045,187
 Federal and state income taxes payable              332,151        469,081
 Accrued settlement expenses                       1,068,415      1,068,415
 Other accrued expenses and liabilities            1,032,265      2,491,834
                                                ____________   ____________
    Total current liabilities                     43,544,607     51,316,084
Deferred gain on sale of equipment                 2,520,444      2,916,138
Commitments and contingencies (Note 2)
Shareholders' equity
 Convertible preferred stock - par value $1.00;
   authorized - 50,000 shares; issued and
   outstanding - 50,000 shares of 8% cumulative
   convertible preferred stock (liquidating
   preference $176 per share, aggregating
   $8,800,000)                                        50,000         50,000
 Common stock - par value $.10; authorized -
   10,000,000 shares; issued and outstanding -
   2,714,616 and 2,681,333 shares                    271,462        268,133
 Additional paid-in capital                       31,311,666     31,155,317
 Cumulative translation adjustment                   686,960        751,493
 Accumulated deficit                             (20,153,846)   (22,662,780)
                                                ____________   ____________
    Total shareholders' equity                    12,166,242      9,562,163
                                                ____________   ____________
                                                $ 58,231,293   $ 63,794,385
                                                ============   ============




See accompanying notes to consolidated financial statements.

PAGE

                      Reflectone, Inc. & Subsidiaries
                     Consolidated Statements of Income
For the Nine and Three Months Ended September 29, 1995 and September 30, 1994
                                 (Unaudited)
                                 Nine Months               Three Months
                               1995         1994         1995         1994
Revenues
 Non-affiliate             $48,604,361  $44,659,617  $15,255,363  $14,412,376
 Affiliate                  14,422,630    3,808,521   10,065,092    1,060,648
                           ___________  ___________  ___________  ___________
                            63,026,991   48,468,138   25,320,455   15,473,024
Costs and expenses
 Cost of sales
  Non-affiliate             44,525,470   42,927,089   14,608,091   14,908,357
  Affiliate                 11,146,979    2,966,469    7,744,398      387,226
                           ___________  ___________  ___________  ___________
                            55,672,449   45,893,558   22,352,489   15,295,583
General and administrative   2,484,817    4,006,929      574,373    1,916,522
                           ___________  ___________  ___________  ___________
                            58,157,266   49,900,487   22,926,862   17,212,105
                           ___________  ___________  ___________  ___________
Income (loss) from
 operations                  4,869,725   (1,432,349)   2,393,593   (1,739,081)

Other income (expense)
 Interest income               600,330      143,913      220,220       86,486
 Interest expense           (1,847,779)    (760,078)    (783,768)    (342,483)
 Foreign currency
  transaction gain (loss)     (146,934)      25,357       (2,789)        (961)
 Other                         167,589       67,215        8,890       16,745
                           ___________  ___________  ___________  ___________
                            (1,226,794)    (523,593)    (557,447)    (240,213)
                           ___________  ___________  ___________  ___________
Income (loss) before
 income taxes                3,642,931   (1,955,942)   1,836,146   (1,979,294)
Provision for income taxes     606,000        -          356,000        -
                           ___________  ___________  ___________  ___________
Net income (loss)            3,036,931   (1,955,942)   1,480,146   (1,979,294)
Preferred stock dividends      528,000      352,000      176,000        -
                           ___________  ___________  ___________  ___________
Net income (loss) applicable
 to common shareholders    $ 2,508,931  $(2,307,942) $ 1,304,146  $(1,979,294)
                           ===========  ===========  ===========  ===========
Income (loss) per common and
 common equivalent share
  Primary                  $       .89  $      (.83) $       .45  $      (.71)
  Fully diluted                                      $       .43
                           ===========  ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

PAGE

                        Reflectone, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows
          Nine Months ended September 29, 1995 and September 30, 1994
                                  (Unaudited)



                                                       1995          1994
Cash flows from operating activities:
 Net income (loss)                               $   3,036,931   $ (1,955,942)
 Depreciation and amortization                       1,709,005      1,425,307
 Change in assets and liabilities:
  Increase in receivables
   Non-affiliate                                      (185,394)    (2,818,851)
   Affiliate                                        (4,998,366)      (623,651)
 Decrease in inventory                               4,267,295        554,813
 Decrease in accounts payable                       (1,560,776)      (733,494)
 Decrease in due to affiliate                       (1,293,039)    (1,514,867)
 Increase (decrease)in advance billings              3,312,379     (1,723,817)
 Increase decrease in accrued employee
  compensation and benefits                            238,521       (491,225)
 Other                                              (2,179,042)        47,043
                                                 _____________   ____________
Net cash provided by (used for)
 operating activities                                2,347,514     (7,834,684)
                                                 _____________   ____________
Cash flows from investing activities:
 Capital expenditures                                 (490,917)    (5,083,333)
 Other                                                 485,876        764,816
                                                 _____________   ____________
Net cash used for investing activities                  (5,041)    (4,318,517)
Cash flows from financing activities:
 Paydowns under line-of-credit agreements         (131,700,531)  (125,096,512)
 Borrowings under line-of-credit agreements        124,802,769    137,024,232
 Dividends on preferred stock                         (528,000)      (352,000)
 Other                                                 159,678         14,639
                                                 _____________   ____________
Net cash provided by (used for)
 financing activities                               (7,266,084)    11,590,359
                                                 _____________   ____________
 Net decrease in cash                               (4,923,611)      (562,842)
Cash and cash equivalents at beginning of period     7,329,914      2,160,241
Effect of exchange rate changes on cash                  7,674          2,315
                                                 _____________   ____________
Cash and cash equivalents at end of period       $   2,413,977   $  1,599,714
                                                 =============   ============

See accompanying notes to consolidated financial statements.

PAGE

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                     Nine Months ended September 29, 1995
                                  (Unaudited)



The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 29, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

All intercompany transactions have been eliminated.

PAGE

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                     Nine Months ended September 29, 1995
                                  (Unaudited)



Note 1 - Receivables

Component elements of receivables consist of the following:

Receivables                                     September 29,    December 31,
                                                     1995           1994
 U.S. Government
  Billed                                         $  7,676,843   $  7,071,251
  Unbilled                                            602,491      1,850,825
  Unrecovered costs subject to future
    negotiation -- not billed                       3,000,000      3,000,000
                                                 ____________   ____________
                                                   11,279,334     11,922,076
                                                 ____________   ____________
 Commercial
  Billed                                            2,005,739      7,846,807
  Unbilled                                              -            928,851
                                                 ____________   ____________
                                                    2,005,739      8,775,658
 Lockheed Aeronautical Systems Company
  Billed                                              284,940          -
  Unbilled                                          7,531,261          -
                                                 ____________   ____________
                                                    7,816,201          -
                                                 ____________   ____________
 Allowance for doubtful accounts                     (283,301)       (82,580)
                                                 ____________   ____________
                                                 $ 20,817,973   $ 20,615,154
                                                 ============   ============
 Affiliate
  Billed                                         $  7,981,160   $    630,927
  Unbilled                                              -          2,349,698
                                                 ____________   ____________
                                                 $  7,981,160   $  2,980,625
                                                 ============   ============

U.S. Government receivables include amounts from contracts on which the Company performs on a prime contractor or subcontractor basis.

PAGE

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                      Nine Months ended September 29, 1995
                                  (Unaudited)

Note 1 - Receivables (continued)

Unbilled amounts represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to customers. These amounts will be billed in subsequent periods as progress billings, upon shipment of the product, or upon completion of the contract.

Revisions in estimated program costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known.

Unrecovered costs subject to future negotiation include incremental costs arising out of customer-occasioned unforeseen development work and amounts for work performed not specified in express contract provisions. Management has made provision for future costs associated with these actions.
(See Note 2)

Under the terms of the Company's contract with Lockheed Aeronautical Systems Company ("LASC") to design and manufacture two C-130J dynamic mission simulators and other related training devices, the Company will not receive payments from LASC until delivery and acceptance of the devices currently scheduled for the fourth quarter of 1997.

It is anticipated that approximately $10.5 million of receivables will not be collected within one year.

Note 2 - Commitments and Contingencies

The Company has asserted its rights to recovery of certain incremental costs arising out of customer-occasioned unforeseen development work and amounts for work performed not specified in express contract provisions. (See Note 1) Management has made provision for future costs associated with these actions and believes the provision established is adequate for this purpose.

Note 3 - Earnings Per Common Share

Primary earnings per share are based on the weighted average number of common shares and common share equivalents outstanding and give effect to the recognition of preferred dividend requirements. Common share equivalents include dilutive stock options and warrants using the treasury stock method.

Fully diluted earnings per share assumes, in addition to the above, i) that the Convertible Preferred Stock was converted at the beginning of each period
ii) that earnings were increased for preferred dividends that would not have been incurred had conversion taken place, and, iii) the additional dilutive effect of stock options and warrants.

PAGE

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                         Nine Months ended September 29,, 1995
                                  (Unaudited)

Note 3 - Earnings Per Common Share (continued)

The numbers of shares used in the earnings per share computation are as follows:

                                       Nine Months          Three Months
                                     1995       1994       1995       1994
Primary
 Weighted average common
  shares outstanding               2,689,174  2,675,706  2,699,351  2,678,473
 Stock options and warrants          132,847    102,386    169,665     93,546
                                   _________  _________  _________  _________
Average common shares
  outstanding                      2,822,021  2,778,092  2,869,016  2,772,019
 Convertible preferred stock         500,000    500,000    500,000    500,000
 Additional dilutive effect
  of stock options and warrants       19,051      -         41,544      -
                                   _________  _________  _________  _________
Fully diluted assumed
 common shares outstanding         3,341,072  3,278,092  3,410,560  3,272,019
                                   =========  =========  =========  =========

Fully diluted per share data is not disclosed for the nine months ended September 29, 1995 and September 30, 1994 and for the three month period ended September 30, 1994 since the effect would be antidilutive.

Note 4 - Investing Activities Not Affecting Cash

In June 1994, the Company accepted a promissory note receivable of approximately $4,352,000 resulting from the sale of a Boeing 737 flight simulator to Pan Am International Flight Academy, Inc. The note bears simple interest at a rate of six and one-half percent (6-1/2%) payable in six semi-annual payments of graduating amounts beginning December 15, 1994. At September 29, 1995, total assets include a note receivable of approximately $3,626,000 of which approximately $1,590,000 is classified as a current asset. The Company retains a security interest in the simulator until all payments under the agreement have been received. Annual future anticipated payments are as follows:

          1995                              $  900,000
          1996                               1,968,000
          1997                               1,068,000
          Less unearned interest income       (310,000)
                                            __________
                                            $3,626,000
                                            ==========
PAGE

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                     Nine Months ended September 29, 1995
                                  (Unaudited)

Note 5 - Stock Options

In February 1995, the Company granted options under the 1994 Stock Option Plan to purchase an aggregate of 56,000 shares of the Company's common stock at $9.75 per share. At June 30, 1995 none of these options were exercisable, and there were 104,000 shares of common stock available for future stock options under this plan.

Note 6 - Credit Agreements and Borrowings

To date the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace, Plc. or its affiliates (collectively, "British Aerospace"). However, pursuant to the terms of an Agreement for Credit Availability dated as of August 7, 1995, British Aerospace has agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's current credit facilities at their current levels through July 21, 1996. Renewal of the Company's credit facilities beyond July 21, 1996 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated January 30, 1995, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's current credit facilities will be renewed annually.

The Company's credit facilities and the Agreement for Credit Availability with British Aerospace contain certain covenants which, among other things, require: i) the Company to be current with respect to the payment of dividends on its 8% Cumulative Convertible Preferred Stock prior to any draw under the British Aerospace provided facilities, ii) the Company to pay British Aerospace a facility fee of 50 basis points per annum on the maximum aggregate availability ($90.0 million) of the credit facilities provided or guaranteed by British Aerospace, and iii) the Company to pay British Aerospace a guarantee fee of 3.25% per annum on amounts outstanding under the Company's $10.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. In addition, the Company's current Agreement for Credit Availability required that the Company issue to British Aerospace warrants to purchase 78,261 shares of the Company's common stock at any time prior to August 7, 2005, at an exercise price equal to the lesser of i) $11.50 per share (the price of the common stock of the Nasdaq National Market on August 7, 1995, the date of the execution of the Agreement for Credit Availability), or ii) the per share market price of the company's common stock on the date(s) of the exercise of the warrants. In addition, the Company's Agreement

PAGE

                       Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                      Nine Months ended September 29, 1995
                                  (Unaudited)


Note 6 - Credit Agreements and Borrowings (continued)

for Credit Availability requires that the Company obtain the prior approval by British Aerospace for all material capital investment expenditures as defined in the Agreement for Credit Availability.

During the second quarter of 1995, the Company renegotiated its $10.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. The Wachovia facility permits the Company to select loans bearing interest at a floating prime rate or at a fixed rate of LIBOR plus .25% and to specify, within limits, the period during which the selected fixed interest rate will be in effect. At September 29, 1995, the interest rate on borrowings under the Wachovia facility was 6.17%. The agreement matures on June 28, 1996, and is supported by the corporate guarantee of British Aerospace. At September 29, 1995, the full amount of this line was outstanding and therefore no additional credit was available under this arrangement.

Subsequent to the quarter end, the Company renewed the Lloyds facility through October 31, 1996. Under the Lloyds letter of credit facility, the Company may issue irrevocable standby letters of credit and bank guarantees aggregating up to $20.0 million. The Company pays a non-refundable commission on the stated amount of credits issued for the actual number of days outstanding at 0.55% per annum. The agreement is supported by the corporate guarantee of British Aerospace. At September 29, 1995, there were approximately $14.9 million of credit available under this agreement.

During the third quarter, the Company renegotiated its revolving line of credit facility provided directly by British Aerospace. This facility provides for working capital borrowings aggregating up to $20.0 million. An interest rate of LIBOR plus 3.50% per annum is charged under this facility. The agreement matures on July 21, 1996 and permits the Company to specify, within limits, the period during which the borrowings will mature. At September 29, 1995, the interest rate on these borrowings was 9.375% and there were approximately $10.0 million of additional credit available.

PAGE

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                    Nine Months ended September 29,, 1995
                                  (Unaudited)


Note 6 - Credit Agreements and Borrowings (continued)

As discussed in Note 1, the Company will not receive payments from LASC under the terms of the C-130J contract until the fourth quarter of 1997. Accordingly, during the third quarter, the Company negotiated a second credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LASC. The financing facility currently provides for borrowings aggregating up to $40.0 million and matures on July 21, 1996. Draws under this facility are limited to actual costs incurred by the Company and Reflectone UK Limited ("RUKL") on the LASC C-130J program. Interest rates charged under the C-130J facility are at LIBOR plus 1.50%. By means of a letter dated May 11, 1995, British Aerospace has further represented that as long as British Aerospace continues to hold a majority ownership position in the Company, it intends to continue to provide annual financing for the C-130J program until payment is received from LASC. At September 29, 1995, the interest rate on these borrowings was 7.375% and there were approximately $34.1 million of additional credit available.

Note 7 - Financial Instruments with Off-Balance-Sheet Risk

The Company may experience transaction and translation gains and losses from currency fluctuations related to its international operations. In order to minimize foreign exchange risk, the Company selectively hedges certain of its foreign exchange exposures principally relating to foreign currency accounts payable and accounts receivable. As of September 29, 1995, the aggregate of hedged assets and liabilities was less than 5.0% of the Company's total assets, and gains (losses) from the Company's hedging activities approximated $(147,000) and $25,000 for the nine months ended September 29, 1995 and 1994, respectively. The Company's hedging strategy is facilitated by its ability to borrow in foreign currencies under the revolving credit facility and the C-130J credit facility provided by British Aerospace. This strategy has reduced the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future to the extent appropriate.

The Company has entered into contracts to buy forward British pounds with an equivalent value of $16.5 million to reduce the Company's exposure to foreign currency exchange risk associated with the cost for certain major subcontractors and other program requirements of the C-130J program being denominated in British pounds. These contracts mature quarterly in varying amounts from December 1995 to June 1997. British Aerospace is the counterparty to these instruments.

PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Management considers liquidity to be the Company's ability to generate adequate cash to meet its short- and long-term business needs. The principal internal source of such cash is the Company's operations, while external sources include borrowings under the Company's credit facilities, the sale of Company-owned assets and the issuance of equity securities.

During the nine months ended September 29, 1995, the Company generated $2.3 million in cash, net, from operating activities while in the comparable period of 1994, the Company used $7.8 million in cash, net, for operating activities. During the nine month period ended September 29, 1995, cash was generated primarily by net income plus noncash-expending depreciation and amortization, and increases in advance billings. Reductions in inventory were offset by an increase in affiliate receivables reflecting the award of a contract from British Aerospace for the sale of the Company's partially completed C-130H simulator. Operating cash was used, in part, to reduce accounts payable, amounts due to affiliate, and other accrued expenses and liabilities. In the nine months ended September 30, 1994, the Company's cash requirement was primarily generated by work associated with the production and delivery of a Boeing 737-300, Level C flight simulator which was financed by the Company, and changes in receivables due to affiliates, advance billings, accounts payable, and other accrued expenses and liabilities.

During the nine-month period ended September 29, 1995, the Company reduced its short-term borrowings and cash by $6.9 million and $4.9 million, respectively. During the same period, gross borrowings of $124.8 million, reductions in cash balances and cash flows from operating activities were used primarily to fund $131.7 million in scheduled maturities of borrowings under the Company's credit facilities.

To date the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace, Plc. or its affiliates (collectively, "British Aerospace"). However, pursuant to the terms of an Agreement for Credit Availability dated as of August 7, 1995, British Aerospace has agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's current credit facilities at their current levels through July 21, 1996. Renewal of the Company's credit facilities beyond July 21, 1996 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated January 30, 1995, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's current credit facilities will be renewed annually. Specific discussion of the Company's credit facilities is included in Note 6 to the consolidated Financial Statements.

PAGE

As discussed in Note 1, the Company will not receive payments from LASC under the terms of the C-130J contract until the fourth quarter of 1997. Accordingly, during the third quarter, the Company negotiated a second credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LASC. The financing facility currently provides for borrowings aggregating up to $40.0 million and matures on July 21, 1996. Draws under this facility are limited to actual costs incurred by the Company and Reflectone UK Limited ("RUKL") on the LASC C-130J program. By means of a letter dated May 11, 1995, British Aerospace has further represented that as long as British Aerospace continues to hold a majority ownership position in the Company, it intends to continue to provide annual financing for the C-130J program until payment is received from LASC.

The Company's cash flows are impacted, in the normal course of business, by the Company's ability to book new profitable business and achieve scheduled program milestones on a timely basis. The achievement of program milestones, in turn, provides for and enables contractually defined amounts to be billed to the customer. Often these amounts are significant and, as a result, failure to achieve payment milestones can dramatically impact the Company's credit requirements.

During June 1995, one of the Company's wholly-owned subsidiaries, Reflectone UK Limited (RUKL) received a contract from LASC worth $77.0 million to design and manufacture two C-130J dynamic mission simulators and other related training devices, and to provide training services and a training facility for the UK Royal Air Force. While not expected to generate profits in 1995, the program is expected to provide approximately $14.3 million in revenues and provide both RUKL and the Company's Tampa operations with a larger direct cost base to absorb indirect costs. Under the terms of the contract, the Company does not receive payment from LASC until delivery and acceptance of the devices currently scheduled for the fourth quarter of 1997. Based on current schedules, the contract is estimated to require incremental funding of $14.3 million in 1995, $27.6 million in 1996 and $17.7 million in 1997. During the third quarter, the Company reduced its estimate of 1995 revenues and related costs to be incurred under this program by approximately $7.4 million as a result of definitization of payment terms to subcontractors and a slower than anticipated startup which is not expected to affect performance to schedule.

As described in Notes 1 and 2 to the Consolidated Financial Statements, management has anticipated recovery of certain costs incurred arising out of customer-occasioned contract delays and amounts for work performed but not specified in express contract provisions. The amounts included in the Consolidated Financial Statements represent only a portion of the total compensation sought by the Company from the customers. Therefore, while any and all recoveries are subject to future negotiations, and actual recoveries could be less than those currently anticipated, any amounts awarded in excess of that anticipated in the Company's Consolidated Financial Statements represent an additional capital resource to the Company. It is anticipated that any actual recoveries of the projected amounts may not be collected within the next twelve months.

PAGE

Based upon the availability under its current credit facilities and anticipated renewals thereof; projected cash flows from current and future programs with achievement of projected program milestones; anticipated reductions in restricted investments; expected resolution and recovery of costs subject to future negotiation as described in Notes 1 and 2 to the Consolidated Financial Statements; and the benefits of available federal income tax credits and net operating loss carry-forwards, management believes that the Company's capital resources are adequate to meet its foreseeable business needs, on both a short- and long-term basis.

Results of Operations

During the three- and nine-month periods ended September 29, 1995, the Company's consolidated revenues increased by $9.8 million and $14.6 million, or 63.6% and 30.0%, respectively, from the comparable periods in 1994.

Revenues of the Training Devices Segment increased by 42.6% during the nine-month period ended September 29, 1995 as compared to the comparable period in 1994. The increase in revenues primarily resulted from revenues generated by the recent award of the C-130J program.

Revenues of the Systems Management Segment were approximately $6.0 million for the nine-month period ended September 29, 1995 as compared to $4.4 million for the comparable period in 1994. The increase in revenues related to the third quarter award of a contract from an affiliate for a C-130H simulator for ultimate delivery to an international customer. This long awaited contract is for the sale of the partially completed C-130H simulator from the Company's inventory.

Revenues of the Training Services Segment increased by 42.8% during the nine-month period ended September 29, 1995 as compared to the comparable period in 1994. The Training Services Segment provides training services on customer and Company-owned or leased devices to the U. S. Government and commercial aircraft operators. The increase in revenues of the Training Services Segment in the nine months ended September 29, 1995 was primarily the result of increased revenues on existing contracts with the U.S. Government and revenues earned on the Jetstream 41 simulator recently installed at the Company-managed training center near Dulles International Airport.

The Company's income from operations was approximately $2.4 million and $4.9 million for the three and nine months ended September 29, 1995, respectively. This compares to losses from operations of $1.7 million and $1.4 million for the comparable periods in 1994. The 1994 third quarter results were impacted by recording a provision of $1.0 million to general and administrative costs for future costs associated with the Company's assertion of its rights to recovery of certain amounts claimed on a contract with the United States Air Force. Operating profits of the Training Devices Segment increased by $0.6 to $1.1 million during the nine months ended September 29, 1995 as compared to the comparable period in 1994. Operating profits of the Training Devices Segment reflect atypical profit margins as a result of a contract modification on a non-affiliate international program and profit recognition

PAGE
on an affiliate program occurring late in the life of the program. Profits are often recognized late in the lives of programs as a result of management's risk assessments which are revised based on evaluations of each program's status at later stage critical program milestones.

Operating profits of the Systems Management Segment were $961,000 for the nine months ended September 29, 1995 compared to losses of $930,000 for the comparable period in 1994. The 1995 operating profit reflects profit recognition upon the award of a contract from British Aerospace for the sale of the Company's partially completed C-130H simulator. The 1994 losses reflect the recognition of program losses on a large international program.

Operating profits of the Training Services Segment increased by $1.5 million or 86%, to $2.8 million during the nine months ended September 29, 1995 as compared to the comparable period in 1994. The increased profitability was primarily the result of increased profits on existing contracts with the U.S. Government and profits associated with training on the Jetstream 41 simulator recently installed at the Company-managed training center near Dulles International Airport.

Interest income primarily consists of interest earned on long-term notes receivable, investments - restricted and temporary cash investments.

Interest expense for the nine months ended September 29, 1995, increased by $1.1 million over that of the comparable period in 1994 as a result of higher borrowings outstanding during the period and higher interest rates on those borrowings.

The increase in the provision for income taxes in the nine-month period ended September 29, 1995 as compared to the comparable 1994 period resulted from a higher estimate of taxable income for federal and state income tax purposes. The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate to income before taxes primarily as a result of the availability of net operating loss carry-forwards to reduce taxable income, and alternative minimum tax liability arising from timing differentials associated with the depreciation of fixed assets and specific limitations on the usage of net operating loss carry-forwards for tax purposes.

Backlog

Contractual backlog increased to $120.1 million at September 29, 1995, from $44.1 million at December 31, 1994. Of the contractual backlog at September 29, 1995, 76.6% consisted of orders of the Training Devices Segment, 18.9% consisted of orders of the Systems Management Segment, and 4.5% consisted of orders of the Training Services Segment. This compares to 48.0%, 6.3% and 45.7%, respectively at December 31, 1994. The increase in contractual backlog of the Training Devices Segment primarily relates to the award of the Lockheed C-130J program for $77.0 million during the nine months ended September 29, 1995. Contractual backlog of the Systems Management Segment includes the September 1995 award of a contract from an affiliate to produce

PAGE
a C-130H simulator for delivery to an international customer. Annual contract awards within the Training Services Segment to provide training to U.S. Military personnel are generally recorded during the fourth calendar quarter. This results in a declining backlog for the Training Services Segment during the first three calendar quarters. During the third quarter the Company lost in competition reprocurements of four of its training services contracts on which it was the incumbent contractor. These contracts represent approximately $7.3 million of annual revenues. Not included in contractual backlog are announced orders for which definitive contracts have not been executed and unobligated contract options under U.S. Government contracts.

Factors That May Affect Future Results

The Company's future operating results may be affected by a number of factors, many of which are beyond the Company's control, including uncertainties relative to global economic conditions; political instability; the economic strength of governments; levels of U.S. Government and international defense spending; military and commercial aircraft industry trends; and the Company's ability to successfully increase market share in its Training Devices Segment while expanding its product base into other markets. In recent years, the markets into which the Company sells its training device products have been depressed, and the number of units sold into these markets has decreased from prior periods. As a result, competition for available training device opportunities has increased, resulting in lower margins on devices constructed. In addition, the simulation and training industry has been characterized by rapid technological advances resulting in frequent introduction of new products and product enhancements, and very competitive pricing practices.

The Company has responded to these market conditions by diversifying into new markets and by seeking the formation of strategic teaming arrangements with airframe manufacturers and prime contractors for weapon systems. As in prior years, the Company continues its diversification strategy of pursuing a greater number of opportunities in the training services market. In addition, with the acquisition of RUKL in June 1993 and the purchase of certain assets of the Microflite product line in early 1994, the Company expanded the product lines of the Training Devices Segment and increased the number of opportunities available to it in the European and commercial airline simulation markets. In November 1993, RUKL was selected by LASC as its training systems teammate for the C-130J program. This teaming arrangement with LASC resulted in an award worth $77.0 million during the nine months ended September 29, 1995.

In the pursuit of new business, the Company sometimes designs and manufactures prototype training devices which by their nature involve unforeseen design and development risks and exposures. The Company attempts to price these risks in the contract value but nonetheless, the frequency of losses historically experienced on prototype training devices exceed those experienced on follow-on devices. The Company attempts to recover its investment in the design and development of prototype devices by winning

PAGE
subsequent programs for follow-on devices. While the LASC program involves the development of prototype C-130J training devices, management believes that this program has been appropriately priced for unforeseen risks and exposures and anticipates profits in future periods on the program. The Company is also pursuing several other programs which, if awarded, could involve risks associated with prototype devices.

The Company may experience transaction gains and losses from currency fluctuations related to its international operations. In order to minimize foreign exchange risk, the Company selectively hedges certain of its foreign exchange exposures principally relating to foreign currency accounts payable and accounts receivable. As of September 29, 1995, the aggregate of hedged assets and liabilities was less than 5.0% of the Company's total assets, and gains (losses) from the Company's hedging activities approximated $(147,000) and $25,000 for the nine months ended September 29, 1995 and 1994, respectively. The Company's hedging strategy is facilitated by its ability to borrow foreign currencies under the revolving credit facility and the C-130J credit facility provided by British Aerospace. This strategy has reduced the company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future to the extent appropriate.

The Company has entered into contracts to buy forward British pounds with an equivalent value of $16.5 million to reduce the Company's exposure to foreign currency exchange risk associated with the cost of subcontractors and other programs requirements of the C-130J program denominated in British pounds. These contracts mature quarterly in varying amounts from December 1995 to June 1997. British Aerospace is the counterparty to these instruments.

PAGE

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                REFLECTONE, INC.
                                 (Registrant)




Date:    November 7, 1995         By:/s/Richard G. Snyder
                                     Richard G. Snyder
                                     President and Chief Executive Officer



Date:    November 7, 1995         By:/s/ Richard W. Welshhans
                                     Richard W. Welshhans
                                     Vice President - Finance and
                                     Chief Financial Officer (Principal
                                     Financial and Accounting Officer)