Form 10-K
period 1995-12-31
REFLECTONE INC /FL/
filed 1996-03-29
CIK 785037

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

(Mark One)
[  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the fiscal year ended  December 31, 1995
                      Commission File No. 0-14059

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                   to

                              REFLECTONE, INC.
          (Exact name of Registrant as specified in its charter)

     Florida                                                06-0663546
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

4908 Tampa West Boulevard, Tampa, Florida                 33634-2481
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (813) 885-7481

     Securities registered pursuant to Section 12(b) of the Act:
     Title of Each Class        Name of Each Exchange on Which Registered
                                                   None

     Securities registered pursuant to Section 12(g) of the Act:
              Common Stock, par value  $.10 per share
                          (Title of Class)

       1
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes [X]                      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1996: $24,880,814 (assuming, for these purposes only, that 1,414,600 shares of common stock beneficially owned by all executive officers and directors as a group, and by British Aerospace, Plc. and its subsidiaries, are held by affiliates of the Registrant).

The number of shares outstanding of the Registrant's class of common
stock, as of March 21, 1996:   2,816,336.

                DOCUMENTS INCORPORATED BY REFERENCE
[X]  Definitive Proxy Statement for use in connection with 1996
      Annual Meeting of Shareholders (Part III of Form 10-K).


       2

                            Table of Contents

                                                              Page No.
PART I
Item 1.    Business   ..........................................    4
Item 2.    Properties ..........................................   14
Item 3.    Legal Proceedings ...................................   14
Item 4.    Submission of Matters to a Vote of Security Holders .   14

PART II
Item 5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters .........................   15
Item 6.    Selected Financial Data  ............................   16
Item 7.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations ................   17
Item 8.    Financial Statements and Supplementary Data .........   25
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .................   25

PART III
Item 10.   Directors and Executive Officers of the Registrant ..   25
Item 11.   Executive Compensation ..............................   25
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management ..........................................   25
Item 13.   Certain Relationships and Related Transactions ......   25
Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K .................................   26
Signatures .....................................................   68


       3

                                 Part I

Item 1.   Business

     General Business Description
     Reflectone, Inc. ("Reflectone" or the "Company") is a Florida corporation whose business involves the design, manufacture and sale of flight simulators, weapon system trainers, tactical air defense trainers, maintenance trainers, part-task trainers, and other sophisticated training devices for U.S. Government, commercial and international customers, as well as simulation-based entertainment devices for the entertainment industry. The Company also provides a variety of simulator-related training services at customer-owned facilities, its Tampa training center, and the British Aerospace-owned Dulles flight training facility. As used herein, unless the context requires otherwise, "Reflectone" or the "Company" includes Reflectone, Inc. and its operating subsidiaries. Reflectone's business is conducted through its three primary business segments: the Training Devices Segment, the Training Services Segment, and the Systems Management Segment.

     The manufacture of simulators and other training and entertainment devices is conducted through the Training Devices Segment. In recent years the product mix of training devices designed and manufactured by Reflectone's Training Devices Segment has evolved from one primarily comprised of military aircraft simulators to one which additionally includes commercial aircraft simulators and simulation devices for the entertainment industry. Since 1987, orders in excess of $91.8 million have been received from British Aerospace (as defined below) for commercial aircraft simulators.

     In 1993, the Company acquired British Aerospace Simulation, Ltd. which was renamed Reflectone UK, Limited ("RUKL"). RUKL, with facilities in Filton, England, historically designed, developed and manufactured, through sophisticated electronic computer simulation, tactical air defense trainers, small-arms trainers, electronic warfare training systems and visual air traffic control simulators. During 1995, RUKL also played a key role in the Company's flight simulator business, securing a major subcontract with Lockheed Martin Corporation ("LMC") worth approximately $77.0 million with training and maintenance extending into the year 2002. Under the contract, the Company will provide a complete training system to the U.K. Ministry of Defence in connection with its purchase of new Lockheed C-130J transport aircraft. The actual performance by the Company under the Lockheed C-130J subcontract will be split between the Company's U.S. and U.K. operations, thus expanding the design and manufacturing capabilities of RUKL into the flight simulator market. The Operations of RUKL are reported in the Company's Training Devices Segment.

        4
     Through a wholly owned subsidiary, Reflectone Training Systems, Inc. ("RTS"), Reflectone's Training Services Segment provides flight and ground school instruction for pilots and aircrews which may include development of training syllabus and courseware, as well as simulator operation and maintenance. Currently, the Training Services Segment provides services at 22 field sites in the United States and one field site in Japan. In addition, Reflectone's Training Services Segment provides C-130H training in Tampa and manages the British Aerospace-owned Dulles flight training center located near Washington D.C.'s Dulles International Airport.

     Reflectone's third business segment, the Systems Management
Segment, manages complex training programs which require the services of both the Training Devices and Training Services Segments.

     During the years ended December 31, 1995, 1994 and 1993, revenues from the Training Devices Segment were $48.7 million, $26.9 million, and $33.1 million respectively, inclusive of intersegment transactions. These revenues include revenues from the operations of RUKL of $18.6 million, $4.9 million and $7.7 million, respectively. Revenues from the Training Services Segment during these periods were $38.7, $33.4 million and $24.0 million, respectively, inclusive of intersegment transactions. Revenues for the Systems Management Segment were $12.8 million, $9.2 million and $13.9 million for the years ended December 31, 1995, 1994 and 1993, respectively, inclusive of intersegment transactions. See Note 15 to the Consolidated Financial Statements, which are included in Part IV of this Report for additional segment and geographic information.

     The Company has various relationships, contracts and agreements with British Aerospace, Plc. ("BAe") and its direct and indirect subsidiaries (herein collectively referred to as "British Aerospace"). Approximately 50% of the common stock of the Company is owned by British Aerospace Holdings, Inc. ("BAeHI"), a wholly owned subsidiary of British Aerospace, Plc.

     Products, Services and Recent Business Developments
     Training Devices. Reflectone's flight simulators, weapon system trainers, maintenance trainers and other training devices are full-scale reproductions, including instrumentation and controls, of the cockpit, mission operator station(s), or maintenance bays of specific aircraft. Reflectone's training devices are marketed to both commercial and military (U.S. and international) customers and are used to train flight and ground crews in normal and emergency procedures, to develop tactics, and to achieve a state of operational readiness in a cost-effective manner.

       5
     Reflectone's flight simulators are designed to convey to the pilot and other crew members the sensations of actually operating a specific aircraft through the full range of taxiing, take-off, local area operations, in-flight maneuvering, emergencies, weather conditions (including wind shear), landing and post-flight procedures. All of these tasks (including emergency situation training) may be accomplished through simulation without risk to life or damage to equipment, and without the costly consumption of fuel which accompanies performance of similar functions in the aircraft. The prices of flight simulators produced by the Company currently are in the range of $4 million to $8 million without a visual system, or from $5 million to $12 million or more with Reflectone supplying a visual system manufactured by a third-party vendor.

     Computer-based visual simulation systems can provide the pilot with high-resolution multicolored images, including depth-of-field, to create the illusion of a realistic out-the-window scene. The systems can display clear and low visibility daytime, twilight and nighttime situations, with varying weather conditions. They also provide for horizon glow, landing light illumination strobes, air traffic, weapons delivery effects, ground vehicle movements, and variable fog/cloud obscuration effects, as well as lights, building surfaces, mountains and other terrain distinctions with appropriate occulting features. While the Company does not build computer-generated image visual systems, it has extensive experience in integrating visual systems produced by other companies into its simulators. The breadth of Reflectone's experience permits it to assume full responsibility for all or any part of the design specification, procurement and integration efforts, including hardware up-grades and software enhancements, as well as overall responsibility for final performance of the simulator/visual system combination. The RUKL acquisition expanded the products of the Training Devices Segment to include tactical air defense trainers, electronic warfare training systems and visual air traffic control simulators. In addition, RUKL has provided the Company with valuable international marketing synergies, especially with respect to international government customers, for both the Company's new and traditional product lines.

     The Company's commercial simulator product development has been in support of both British Aerospace aircraft and certain other commercial aircraft. The Company actively pursues opportunities for commercial training devices in both domestic and international markets. Management believes that the production of simulators for British Aerospace has enhanced the Company's standing in the commercial simulator market. This work has included the design and development of international flight simulation Acceptance Test Guides ("ATG") to meet specified performance standards, automatic lesson plan instructional features, glass cockpit presentations, global navigation systems, color weather radar presentations, wind shear and Terrain Collision Avoidance Systems ("TCAS"), and dual purpose cockpit procedures simulators. Most of the Company's commercial simulators are built to both customer specifications and the standards of the Federal Aviation Administration ("FAA") Advanced Simulation Plan or other applicable international governmental standards.
       6

     The Company continues to apply flight simulation technology to the entertainment and leisure industry. Its engineering and manufacturing expertise enable it to offer motion based ride simulation products and integration services to entertainment show producers. The Company has to date completed 15 simulators for the entertainment and leisure industry. The delivered devices incorporate a 59-seat passenger cabin and operate on either a three- or six-degree-of-freedom motion system. When integrated with high definition video or 70mm film and laser disc audio in a "themed" environment, Reflectone's "theme machine" simulators produce a truly realistic and sensory adventure for passengers.

     The Company incurs research and development costs under both independent Company-initiated programs and customer-funded programs. Research and development costs incurred under independent
Company-initiated programs approximated $777,000, $1.0 million, and $3.0 million for the years ended December 31, 1995, 1994 and 1993, respectively. In 1993 expenditures for research and development primarily related to the Company's expansion of its training devices products into the larger commercial airline simulation market.

     Training Services. The Company's Training Services Segment is composed of three divisions: Military Training Systems; Reflectone Training Center-Tampa; and the Dulles Training Center. The Military Training Systems Division was formed in response to a growing military market for contractor provided flight training services. This Division's business has recently been focused on contracts requiring the Company to provide flight simulator instruction, simulator maintenance and repair services, and courseware development at military bases. Since August 1990, the Military Training Systems Division has received in excess of $89 million of multi-year awards to provide flight simulator manpower services at Air Force, Navy and Marine Corps Air Stations throughout the United States and one Marine Corps Air Station in Japan.

     The Reflectone Training Center-Tampa provides a full-service training facility which includes classroom and simulator training for both C-130 flight and ground crews. Using state-of-the-art teaching aids, aircrews receive initial, refresher and pilot upgrade training courses including engine operation, crew resource management, and maintenance practices. The Tampa Center currently operates two C-130H flight simulators. One of the devices is leased by the Company under a 12-year operating lease, while the second device is being stored by the Company under an agreement with a customer until the customer's facility which will house the device is completed. To defray storage costs, the agreement provides that the Company may sell training time on the device. Factors affecting shipment of this simulator are being negotiated with the customer.

        7
     The Dulles Training Center is a British Aerospace-owned facility which the Company has managed and operated since April 1, 1993 under an agreement with British Aerospace. The Dulles Center is located near Washington, D.C.'s Dulles International Airport and houses three full-flight simulators used to train pilots of commercial airlines and corporations. One of the simulators, a Jetstream 41 simulator, was owned by the Company until December 21, 1995 when it was sold to British Aerospace for $8.6 million. The other two simulators (a Jetstream 31/32 and a BAe 146-200/300, both of which were manufactured by the Company) are provided by British Aerospace. Prior to January 1, 1996, the management agreement required the Company to pay to British Aerospace a facility fee based, in part, on the achievement of specified levels of revenues on the British Aerospace owned simulators. Effective on January 1, 1996, under the terms of a revised management agreement, the Company will receive a fixed fee of $500,000 annually and will be reimbursed by British Aerospace for the Company's costs associated with the Dulles Center.

     Systems Management. The Company's Systems Management Segment was formed to pursue opportunities to develop, operate and maintain complex flight training systems which require the services of both the Training Devices and Training Services Segments and sometimes major subcontractors. Such contracts can involve the design, development and production of hardware and software associated with flight simulators, flight training devices and cockpit procedures trainers; formation of a training syllabus and interactive computer-aided instructional systems with instructors to provide full-flight crew training for specified aircraft, and/or complete training system operation and maintenance.

     Backlog
     The Company's contractual backlog was $121.1 million at December 31, 1995, representing a $77.0 million increase from the $44.1 million level at December 31, 1994. Contractual backlog for RUKL, included in the Training Devices Segment backlog, approximated $61.9 million at December 31, 1995, compared to $1.5 million at December 31, 1994. The significant increase in the Company's contractual backlog at December 31, 1995 is primarily attributable to RUKL's receipt of a C-130J subcontract from LMC during 1995. The contractual backlog at December 31, 1995, was comprised of approximately 71.3%, 15.6%, and 13.1% of Training Devices, Training Services and Systems Management programs, respectively, exclusive of intersegment work. In addition, 17.8% of contractual backlog at December 31, 1995, consisted of United States Government prime contracts and subcontracts as compared to 57.4% at December 31, 1994. Approximately 33.5% of the contractual backlog at December 31, 1995 is not reasonably expected to be realized as revenues in 1996. See also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of changes in the Company's backlog.

       8
     U.S. Government contracts are subject to termination at the election of the government and contain specific procedures for equitable settlement in the event of termination. It is not possible to predict whether, or to what extent, the present backlog may be reduced or postponed in the event of reductions or changes in U.S. Government programs. Some U.S. Government contracts contain fixed price options for future performance and are subject to exercise by the government within specified time periods. These options are not included in the Company's contractual backlog.

     British Aerospace Relationship
     As a result of transactions occurring between 1987 and 1989, British Aerospace holds an aggregate of 1,375,000 shares at December 31, 1995, or approximately 50%, of the Company's common stock, and 50,000 shares of preferred stock which are convertible into an additional 500,000 shares of common stock. During 1995, British Aerospace was granted warrants to purchase 78,261 shares of the Company's common stock at any time prior to August 7, 2005. If British Aerospace were to convert its preferred shares to common shares and to exercise its warrants, British Aerospace would beneficially own 58.7% of the Company's then-outstanding shares of common stock, assuming no shares were otherwise acquired or disposed of by British Aerospace, and no additional shares were issued or reacquired by the Company.

     As the holder of approximately 50% of the outstanding shares of the Company's common stock, British Aerospace effectively has the power to determine the membership of the Company's Board of Directors; however, British Aerospace is subject to restrictions contained in a Special Security Agreement ("SSA") between the Company, British Aerospace and the United States Department of Defense. Under the terms of the SSA, only two of a total of seven directors may have a past or present affiliation with British Aerospace. In addition as a result of their significant ownership in the Company, British Aerospace effectively has the power to decide other matters submitted for shareholder approval.

     On March 22, 1996, the Company's bylaws were amended by the Board of Directors (subject to United States Defense Investigative Service approval as provided for under the SSA, to increase the Board of Directors from seven to a maximum of eight directors, of which three directors may be affiliated with British Aerospace.

     Management believes that the Company's relationship with British Aerospace has expanded its access to international markets, as well as provided the Company with the opportunity to assist a major airframe manufacturer with its internal simulation requirements. This, in turn, has strengthened Reflectone's capacity to serve its existing military and commercial markets, and provided collaborative access to an expanding European market for simulation and training systems.

       9
     For further discussion of the Company's relationship with British Aerospace, including discussion of financing arrangements which British Aerospace provides or guarantees, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and notes 5 and 13 to the Consolidated Financial Statements included in Item 14.

     Customers
     U.S. Government prime contracts and subcontracts accounted for approximately 37.0% of the Company's consolidated revenues for the year ended December 31, 1995. The Company's business is conducted under complex terms and conditions involving changing technology, and is subject to intense competition and many uncertainties, including the risks inherent in fixed price contracts. In addition, government-related business is affected by rapidly changing program needs and is sometimes dependent upon levels of government spending and program funding. At December 31, 1995, approximately $21.6 million of the Company's contractual backlog was attributable to U.S. Government programs.

     Contracts between the Company and British Aerospace accounted for approximately 24.7% of consolidated revenues for the year ended December 31, 1995. The terms and conditions of the contracts with British Aerospace are comparable to those with unrelated commercial customers. At December 31, 1995, approximately $27.6 million of the Company's contractual backlog was attributable to British Aerospace programs.

     During 1995, the Company was awarded a major contract from Lockheed Martin Corporation ("LMC"), worth approximately $77.0 million for delivery of two dynamic mission simulators, other training devices and a training facility in 1997 and with training and maintenance services extending into the year 2002. At December 31, 1995, approximately $61.9 million of the Company's contractual backlog was attributable to the LMC program.

     Financial information about foreign and domestic operations and export sales is included in Note 15 to the Consolidated Financial
Statements which are included in Part IV of this Report.

     Competition
     Training Devices. Competitive conditions remain keen in the flight simulator and training device field, which is led by CAE Industries, Ltd. of Canada, Thomson CSF of France and Hughes. Many of the Company's competitors have substantially greater financial and other resources than the Company. The focus of competition in the simulation training devices industry is not only price, but also the capacity to apply a broad range of technologies, including avionics, electronics, hydraulics, audio and visual effects, and computer programming and control. In addition, competition on larger programs often focus on the capacity to provide a "total training system" approach, emphasizing curriculum development and simulator currency in parallel with the development of the primary weapons platform or aircraft system.

       10
     Competition in the entertainment market for large capacity three- and six-degrees-of-freedom motion-based simulation products such as those which have been produced to date by the Company includes traditional flight simulator companies. The Company's products in this market are also subject to competition from lower-cost, less complex, moving seat technology-based rides that are offered by various competitors with backgrounds from a variety of industries.

     Performance history and product quality, particularly with respect to cost and schedule performance, have become significant competitive discriminators for both government and commercial business. In recognition of its commitment to Total Quality Management, the Company has been certified to be in compliance with International Standards Organization 9001 Quality System Standard (ISO 9001).

     In addition to its individual marketing initiatives, the Company continues to seek to exploit opportunities for the sale of its technology and capability as a team member with other contractors for major United States and international military contracts.

     Reflectone's ability to be competitive in its Training Devices Segment is based upon its expertise in the fields of fixed-wing and helicopter simulation, its three- and six-degrees-of-freedom motion systems, its ability to manage major subcontractors in engineering disciplines outside its own capabilities, and its experience in contractor logistics support.

     Training Services. Competition for contracts requiring the contractor to provide maintenance and/or flight simulator and ground support instruction at both customer and company-owned training centers is intense and involves a broad range of companies with varying levels of capabilities. Primarily as a result of this intense competition, the company which provides the lowest-price solution to the customer's requirements is generally successful in receiving the award. As evidenced by awards in the past several years, management believes that the Company is well positioned to pursue opportunities to provide training services in this cost competitive market.

     Systems Management. Competition for large total training system programs has traditionally been concentrated in the large aerospace companies such as Loral Corporation, McDonnell-Douglas, and Hughes. These large aerospace companies often team with niche suppliers to provide comprehensive solutions in response to highly complex proposal requests, and the Company continues to pursue opportunities to selectively participate in such teaming arrangements.

       11
     Employees
     As of December 31, 1995, the Company had a total of 787 full-time employees. Of this total, 108 (14%) were in engineering and project management, 121 (15%) were in manufacturing and quality assurance, 92 (12%) were in administrative support, 406 (51%) were associated with RTS training activities and 60 (8%) were employed by RUKL in the United Kingdom.

     Executive Officers of the Registrant
     The following table shows the names and ages of the Company's executive officers, and the positions and offices with the Company currently held by each of them:

 Name                   Age     Present Position
Richard G. Snyder        63     President and Chief Executive Officer
Anthony S. Brancato      59     Executive Vice President-International
                                Military Marketing and Training Services
Richard W. Welshhans     49     Vice President, Chief Financial Officer
                                and Secretary
Frank T. Tobin, Sr.      58     Vice President-Military Products
Derek R. Alden           51     Vice President-Commercial and  Entertainment
                                Products
Robert D. Webster        53     Vice President-Operations
Kelley L. Rexroad        38     Vice President-Human Resources
Paul G. Waring, Jr.      34     Corporate Controller and Treasurer

     The following sets forth a summary of the business experience, during at least the most recent five years, of each executive officer of the Company:

     Richard G. Snyder joined Reflectone as President and Chief Executive Officer in February 1990. From 1985 until he joined the Company, Mr. Snyder served as President of the Link Tactical Simulation Division of CAE Industries, Ltd., a major producer of commercial and military simulation and training devices. For the 30 years between 1954 and 1985, Mr. Snyder served in various capacities with the Kearfott Division of General Precision, Inc., which was acquired by the Singer Company, and the Link Tactical Simulation Division of The Singer Company (which Division was acquired by CAE Industries, Inc.). His experience in these positions included broad responsibilities for missile and space programs, international business development, program management and contracts.

     Anthony S. Brancato was elected Executive Vice President-Training Services of the Company in September 1990. From 1988 to 1990, Mr.
Brancato served as Executive Vice President-Operations of the Company; from 1987 to 1988 as Senior Vice President of RTS; and from 1979 to 1987 as Vice President-Program Management of the Company.

        12
     Richard W. Welshhans was elected Chief Financial Officer and Secretary of the Company in August 1988, in addition to the position of Vice President-Finance that he held since 1987 and the position of Treasurer that he held until 1995. From 1984 to 1987 he served as Treasurer and Controller of the Company.

     Frank T. Tobin, Sr. was elected Vice President-Military Products in April 1994. From 1989 to 1994 he served as the Company's Vice President-Program Management. Previously, Mr. Tobin worked three years with BMY, a division of Harsco Corporation, most recently as Director of Business Management, Defense Systems. He also held the positions of Director of Contracts and Director of Contracts and Program Management, Combat Systems. Prior to 1986 Mr. Tobin held various management positions with Martin Marietta. His experience included extensive program management and contracts responsibilities.

     Derek R. Alden was elected Vice President-Commercial and Entertainment Products in April 1994. From 1990 to 1994 he served as Vice President-Engineering. Between 1975 and his joining the Company, Mr. Alden served in a number of marketing and engineering capacities with various divisions of The Singer Company, at that time a major producer of aircraft simulation and training devices. Most recently Mr. Alden held the position of Director Marketing/Business Development.

     Robert D. Webster joined the Company as Vice President-Operations in September 1990. During the previous 15 years Mr. Webster held various positions with Lockheed-Sanders, a Company that primarily manufactures countermeasure equipment for the U.S. Government, last serving as Director of Manufacturing for its Operations Division.

     Kelley L. Rexroad was appointed Vice President-Human Resources in August 1992. Since joining the Company in 1990, Ms. Rexroad has served in various capacities within the Company's Human Resources Department, including service as its Senior Director from March through August 1992. Previously, she held increasingly responsible positions at Link Tactical Simulation, a division of then, The Singer Company, in its Public Relations and Human Resources Departments.

     Paul G. Waring, Jr. was elected Treasurer in November 1995, in addition to the position of Corporate Controller that he has held since 1993. Previously, Mr. Waring worked nine years with Coopers & Lybrand L.L.P., most recently as Business Assurance Manager.

       13
Item 2. Properties

     Reflectone leases a building in Tampa, Florida, containing approximately 210,000 square feet of useable floor space under leases which expire in 1999. Reflectone also leases approximately two acres of land adjacent to its present facility, which may be used for future expansion requirements. Both the building and land leases have provisions for subsequent five-year renewal periods. The Company considers its present facilities and expansion land adequate for its immediate and foreseeable needs. The Company's main facilities are located at 4908 Tampa West Blvd., Tampa, Florida 33634.

     The Company leases from British Aerospace approximately 22,000 square feet of usable floor space at its RUKL operations in Filton, England.


Item 3. Legal Proceedings

     In January 1991, the Company filed a Notice of Appeal with the Armed Services Board of Contract Appeals ("ASBCA") in response to a final decision by a U.S. Government Contracting Officer denying the Company's claim in excess of $10 million on a contract with the United States Air Force for C-141/C-5 Aerial Refueling Parts Task Trainers. The primary basis of the Company's claim was that performance under the contract was commercially impracticable in that it required technology beyond the state-of-the-art, and that the Government had superior knowledge in this regard prior to contract award which it failed to divulge to the Company. The case is complex and factually intensive and thereby reliant on extensive factual and expert testimony. A formal claim hearing was completed in March 1994 before the ASBCA judge assigned, and a decision on entitlement continues to be delayed by the ASBCA judge, but is expected during 1996. A portion of the claim value has been recorded in the Company's Consolidated Financial Statements and is classified as "Unrecovered Costs Subject to Future Negotiation."

Item 4. Submission of Matters to a Vote of Security-Holders

     No matter was submitted to a vote of security-holders during the fourth quarter of the year covered by this report.


       14
                                 Part II

Item 5. Market for Registrant's Common Stock and Related Security
        Holder Matters

     No cash dividends have been paid on the Company's common stock during the last two years. The payment of future dividends, if any, on the Company's common stock and the amount thereof will be dependent upon the Company's earnings, financial requirements, and other factors deemed relevant by the Company's Board of Directors. The Company's common stock is quoted on the Nasdaq National Market under the symbol "RFTN". The following table sets forth the quarterly high and low closing sale prices for the last two years:

                             1995                    1994
      Quarter           High      Low           High      Low

      First            11-1/2     8             12         8-3/4
      Second           10-3/4     9-1/2          9-5/8     7
      Third            13-3/4     9-1/2          8-1/4     6-3/8
      Fourth           14-5/8    13-1/8          8-3/4     6-1/2


     There were approximately 431 shareholders of record of the Company's common stock as of March 21, 1996, on which date the closing sale price for the common stock as reported on the Nasdaq National Market was $17.75 per share.

       15
Item 6. Selected Financial Data

     The following selected financial data for the five years in the period ended December 31, 1995 have been derived from the Company's Consolidated Financial Statements.

                                      Years Ended December 31,
                         1995      1994       1993       1992       1991
                         (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues             $ 93,524   $ 65,138   $ 63,118   $ 66,651   $ 67,241
Interest expense        2,412      1,193        324        549        918
Net income (loss)       4,542     (3,049)     3,093     (1,690)       313
Net income (loss)
  applicable to
  common shareholders   3,838     (3,753)     2,389     (2,394)      (391)

Per Share Data:(1)
Net income (loss) per
  common and common
  equivalent shares  $   1.36   $  (1.35)  $    .86   $   (.88)  $   (.14)

Balance Sheet Data:
Working capital
  (deficit)          $  3,156   $(13,365)  $ (5,527)  $ (5,866)  $  5,045
Current ratio            1.09        .74        .84        .83       1.16
Property, plant
  & equipment, net   $  7,882   $ 17,428   $ 18,624   $ 11,208   $  9,570
Total assets           50,724     63,794     47,090     40,985     47,727
Long-term debt, less
  current installments  -          -          -          -          9,200
Shareholders' equity   13,976      9,562     13,247      6,253      7,761

(1) Per share data is based upon the weighted average number of shares outstanding retroactively adjusted to reflect a 25% stock dividend issued in September 1993. The calculation for all fiscal periods reflects the assumed exercise of outstanding stock options and warrants using the treasury stock method if the effect would be dilutive. Fully diluted per share data is not disclosed for any of the years shown since the effect was antidilutive.

        16

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

     The Company has various relationships, contracts and agreements with British Aerospace, Plc. ("BAe") and its direct and indirect subsidiaries (herein collectively referred to as "British Aerospace"). Approximately 50.0% of the common stock of the Company is owned by British Aerospace Holdings, Inc. ("BAeHI"), a wholly owned subsidiary of BAe.

     On June 21, 1993, the Company purchased from British Aerospace, all of the issued and outstanding shares of common stock of British Aerospace Simulation Ltd. The acquired business was renamed Reflectone UK Limited ("RUKL"). RUKL's products utilize technology which is complementary to the products produced by the Company's Training Devices Segment and are marketed worldwide, primarily to government customers.

     Liquidity and Capital Resources
     Management considers liquidity to be the Company's ability to generate adequate cash to meet its short- and long-term business needs. The principal internal source of such cash is the Company's operations, while external sources include borrowings under the Company's credit facilities and the issuance of equity securities.

     Net cash generated from operating activities during 1995 was $16.0 million, compared to net cash used by operating activities of $10.0 million in 1994. During 1995, cash was generated primarily by net income plus or minus noncash-expending depreciation and amortization, and deferred income taxes; increases in advance billings, accounts payable, and accrued employee compensation and benefits; and reductions in inventory and affiliate receivables. Increases in non-affiliate receivables partially offset the cash generated. Operating cash flow was negatively impacted in 1994 by net losses less noncash-expending depreciation and amortization, increases in non-affiliate receivables, prepaid expenses and other current assets and reductions in due to affiliate and advance billings. Increases in customer receivables during 1994 include the effects of a contract to construct a Jetstream 41 simulator for an affiliate. During 1994, the increase in customer receivables also reflected the funding of $3.6 million for long-term financing associated with the sale of a Boeing 737-300 full flight simulator to an unaffiliated customer.

     The significant capital expenditures during 1994 primarily related to the construction during 1993 and 1994 of two simulators used in the Company's Tampa training center and the British Aerospace owned training center managed by the Company. Based on current plans for capital expenditures, management does not anticipate constructing full flight simulators for its training centers during 1996.

       17
     In December 1995, the Company sold to British Aerospace, the Company-owned Jetstream 41 simulator used in the British Aerospace-owned Dulles Training Center for $8.6 million. In December 1994, the Company completed a sale and leaseback of the Company-owned C-130H full flight simulator utilized in the Tampa training center. Under the terms of the lease agreement, the Company was required to escrow $5.0 million of the $10.0 million proceeds from the transaction to be held as collateral in the event of a default under the lease agreement. A portion of the escrowed funds are subject to future release to the Company based on the Company's attainment of certain income and net worth levels, and a portion of the funds are scheduled for periodic release over the initial ten years of the lease. Rental payments under the lease approximate $1.4 million annually.

     During the year ended December 31, 1995, the Company reduced its short-term borrowings and reduced its cash by $26.2 million and $2.7 million, respectively. During the same period, gross borrowings of $191.4 million, reductions in cash balances and cash provided by the sale of the Company-owned Jetstream 41 simulator and funding from operating activities were used to fund $217.6 million in scheduled maturities of borrowings under the Company's credit facilities.

     During the year ended December 31, 1994, the Company increased its short-term borrowings and increased its cash by $17.5 million and $5.2 million, respectively. Gross borrowings of $171.3 million during 1994 were used primarily to fund $153.8 million in scheduled maturities of borrowings under the Company's credit facilities, to complete construction of the Company-owned and operated Jetstream 41 full flight simulator, and to fund operating activities.

     To date the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace. However, subject to the terms and conditions contained in the Agreement for Credit Availability dated as of August 7, 1995, British Aerospace has agreed to continue to provide or guarantee the Company's current credit facilities at their current levels through July 21, 1996. Renewal of the Company's credit facilities beyond July 21, 1996 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated February 27, 1996, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's current credit facilities will be renewed annually. Specific discussion of the Company's credit facilities is included in Note 5 to the Consolidated Financial Statements.

       18
     As discussed in Note 3 to the Company's Consolidated Financial Statements, the Company will not receive payments from Lockheed Martin Corporation ("LMC") under the terms of the C-130J contract until the achievement of certain contractual milestones, currently scheduled for the fourth quarter of 1997. Accordingly, during the third quarter of 1995, the Company negotiated a second credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. The C-130J Facility currently provides for borrowings aggregating up to $40.0 million and matures on July 21, 1996. At December 31, 1995, the Company had $6.1 million drawn under the C-130J Facility. Draws under this facility are limited to actual costs incurred by the Company and RUKL on the LMC C-130J program. By means of a letter dated February 27, 1996, British Aerospace has further represented that as long as British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company, it intends to continue to provide annual financing for the C-130J program until payment is received from LMC. Based on current schedules, the contract is estimated to require incremental funding of $25.0 million in 1996 and $22.0 million in 1997. While the cost of financing this program is being recovered through the contract with LMC, an increase in interest rates or an extension of the scheduled delivery dates could result in financing costs in excess of that priced into the contract.

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

     As described in Notes 3 and 7 to the Consolidated Financial Statements, management has anticipated recovery of certain costs incurred arising out of customer-occasioned contract delays and amounts for work performed but not specified in express contract provisions. The amounts included in the Consolidated Financial Statements represent only a portion of the total compensation sought by the Company from the customers. Therefore, while any and all recoveries are subject to future negotiations, actual recoveries could be less or more than those currently anticipated. Any amounts awarded in excess of that anticipated in the Company's Consolidated Financial Statements represent an additional capital resource to the Company. It is anticipated that any actual recoveries of the projected amounts may not be collected within the next twelve months.

       19
     Based upon the availability under its current credit facilities and anticipated renewals thereof; anticipated increases in the C-130J Facility; projected cash flows from current and future programs with achievement of projected program milestones; anticipated reductions in restricted investments; expected resolution and recovery of costs subject to future negotiation as described in Notes 3 and 7 to the Consolidated Financial Statements; and income tax benefits available for future use, management believes that the Company's capital resources are adequate to meet its foreseeable business needs, on both a short- and long-term basis.

     Results of Operations
     Consolidated revenues increased by $28.4 million, or 43.6% during 1995 as compared to 1994, which reflected a 3.2% increase from the 1993 year. The 1995 increase was the result of increases in revenues from all of the Company's three business segments. Revenues of the Training Devices Segment inclusive of intersegment transactions, increased by $21.8 million , or 81.1% during 1995 as compared to 1994, which represented a 18.8% reduction from 1993. The 1995 increase in revenues included approximately $15.1 million from the recent award of the LMC C-130J program. Affiliate revenues of the Training Devices Segment were $5.2 million higher in 1995 compared to 1994 and $4.3 million lower in 1994 compared to 1993. The 1995 increase in affiliate revenues reflects revenues from three programs in varying stages of completion for the construction of commercial aircraft simulators.

     Revenues of the Training Services Segment inclusive of intersegment transactions, increased by $5.3 million, or 15.9% during 1995 as compared to 1994, which represented a 38.9% increase from 1993. The Training Services Segment provides training services on customer and Company-owned or -leased devices to the U.S. Government and commercial aircraft operators. The increase in revenues of the Training Services Segment in 1995 and 1994 was primarily the result of increased revenues on existing contracts with the U.S. Government and revenues earned on the Jetstream 41 simulator installed during 1995 at the British Aerospace-owned, Company-managed training center near Dulles International Airport.

     Revenues of the Systems Management Segment increased by $3.6 million, or 39.5% during 1995 as compared to 1994, which reflected a $4.7 million, or 51.5% decrease from 1993. The Systems Management Segment manages complex programs requiring the services of both the Training Devices and Training Services segments. The 1995 increase in revenues related to the third quarter award of a contract from an affiliate for a C-130H simulator for ultimate delivery to an international customer.

     The Company's income (loss) from operations was $7.2 million, ($1.9) million and $3.1 million in 1995, 1994 and 1993, respectively. The 1995 increase in income from operations reflects increased revenues and profitability in each of the Company's three business segments.

       20
     The income (loss) before income taxes of the Training Devices Segment was $3.1 million, ($786,000) and $2.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. The 1995 operating results of the Training Devices Segment reflect the favorable results associated with the achievement of critical program milestones, primarily on a large affiliate program and an international military program. These favorable results were, in part, offset by a charge of $1.6 million to operations reflecting a reduction in management's estimate of amounts recoverable from customers for customer-occasioned contract delays and work performed but not specified in express contract provisions. Operating profits of the Training Devices Segment often reflect large profit margin swings as a result of profit recognition occurring late in the lives of programs with developmental risk reflecting revisions to management's risk assessments based on evaluations of each program's status at critical program milestones. Operating results of the Training Devices Segment for the years ended December 31, 1995, 1994 and 1993, include income (losses) from operations of RUKL of $36,000, ($1.7 million) and ($600,000), respectively. The losses of RUKL in 1994 and 1993 primarily resulted from the recording of loss provisions due to escalations of costs on three large prototype programs to develop tactical air defense trainers. These programs were completed during 1995. The 1994 operating results of RUKL also reflect losses resulting from insufficient business base to fully absorb indirect costs. In addition to the losses of RUKL, the 1994 operations of the Training Devices Segment reflected underabsorption of indirect costs of the Company's Tampa operation as a result of a lower-than-anticipated level of operations due to delays in the receipt of new program awards. The 1993 operating results of the Training Devices Segment, excluding RUKL, reflected the favorable results associated with the achievement of critical program milestones, primarily on two large affiliate programs.

     The income before income taxes of the Training Services Segment was $5.0 million, $4.9 million and $3.4 million for the years ended December 31, 1995, 1994 and 1993. The increased profits in each period resulted from the increased volume in the Training Service Segment.

     The income (loss) before income taxes of the Systems Management Segment was $2.5 million, ($662,000) and $278,000 for the years ended December 31, 1995, 1994 and 1993. The 1995 operating profit reflects profit recognition upon the award of a contract from an affiliate for the sale of the Company's partially completed C-130H simulator from inventory. The 1994 operating losses reflect the recognition of program losses on a large international program.

     The income (loss) before income taxes in 1994 was also impacted by recording a provision of $1.0 million to general and administrative costs for future costs associated with the Company's assertion of its rights to recovery of certain amounts claimed from customers for customer-occasioned contract delays and work performed but not specified in express contract provisions.

       21
     Interest income approximated $734,000, $244,000, and $229,000 during 1995, 1994, and 1993, respectively. Interest income is primarily interest earned on long-term notes receivable, restricted investments and temporary cash investments.

     Interest expense in 1995 increased by $1.2 million over 1994's amount primarily as a result of higher borrowings outstanding during the year and higher interest rates on those borrowings. During 1995 interest costs of $306,000 associated with the Company's financing of the C-130J program were charged to the C-130J program and reflected in cost of sales rather than as interest expense. Interest expense in 1994 increased by $869,000 over 1993's amount primarily as a result of higher borrowings outstanding during the year. During 1994 and 1993, interest capitalized in conjunction with the construction of simulators for use in the Company's Training Services Segment was $157,000 and 16,000, respectively.

     The increase in the provision for income taxes in 1995 as compared to 1994 results from a higher estimate of taxable income for federal and state income tax purposes. The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate to income before taxes primarily as a result of the availability of net operating loss carry-forwards to reduce taxable income and investment tax credits to reduce the tax provision. In 1994 and 1993, alternative minimum tax liability arising from timing differentials associated with the depreciation of fixed assets and specific limitations on the usage of net operating loss carryforwards also contributed to the difference in the provision for income taxes from the federal statutory tax rate. During 1995, the Company recorded a deferred tax asset of $1.1 million, for which recovery in future periods is not dependent upon future taxable income. At December 31, 1995, the Company had available investment tax credits of $461,000, alternative minimum tax credits of $540,000 and net operating loss carryforwards in the United Kingdom of $4.1 million. The investment tax credits expire in varying amounts beginning in 1999 and extending through 2001. The alternative minimum tax credits and net operating loss carryforwards in the United Kingdom can generally be carried forward indefinitely. Specific discussion of the Company's income tax provision and net deferred tax assets is included in Note 6 to the Consolidated Financial Statements.


       22
     Backlog
     Contractual backlog increased to $121.1 million at December 31, 1995, from $44.1 million at December 31, 1994. Of the contractual backlog at December 31, 1995, 71.3% consisted of orders of the Training Devices Segment, 15.6% consisted of orders of the Training Services Segment and 13.1% consisted of orders of the Systems Management Segment. This compares to 48.0%, 45.7% and 6.3%, respectively at December 31, 1994. Contractual backlog for RUKL, included in the Training Devices Segment backlog, was $61.9 million at December 31, 1995 compared to $1.5 million at December 31, 1994. The increase in contractual backlog of RUKL primarily relates to the award of the C-130J program for $77.0 million during 1995. Contractual backlog of the Systems Management Segment includes the September 1995 award of a contract from an affiliate to manufacture a C-130H simulator for ultimate delivery to an international customer and to provide related maintenance support and training services. Contract awards within the Training Services Segment to provide training to U.S. Military personnel are generally awarded annually and recorded during the fourth calendar quarter. This results in a declining backlog for the Training Services Segment during the first three calendar quarters. During the 1995 third quarter, the

Company lost in competition, reprocurements relating to four training services contracts in which it was the incumbent contractor. These contracts represented approximately $7.3 million of annual revenues. Primarily as a result of intense competition for training services contracts, the company providing the lowest-price solution to the customer's requirements is generally successful in receiving the award. As evidenced by awards in the past several years, management believes that the Company is well positioned to continue to pursue opportunities to provide training services in this cost competitive market. Not included in contractual backlog are announced orders for which definitive contracts have not been executed and unobligated contract options under U.S. Government contracts.

      Factors That May Affect Future Results
      The Company's future operating results may be affected by a number of factors, many of which are beyond the Company's control, including uncertainties relative to global economic conditions; political instability; the economic strength of governments; levels of U.S. Government and international defense spending; military and commercial aircraft industry trends; and the Company's ability to successfully increase market share in its Training Devices Segment while expanding its product base into other markets. In recent years, the markets into which the Company sells its training device products have been depressed, and the number of units sold into these markets has decreased from prior periods. As a result, competition for available training device opportunities has increased, resulting in lower margins on devices constructed. In addition, the simulation and training industry has been characterized by continuing industry consolidation, rapid technological advances resulting in frequent introduction of new products and product enhancements, and very competitive pricing practices.

       23

    The Company has responded to these market conditions by diversifying into new markets and by seeking the formation of strategic teaming arrangements with airframe manufacturers and prime contractors for weapon systems. As in prior years, the Company continues its diversification strategy of pursuing a greater number of opportunities in the training services market. In addition, with the acquisition of RUKL in June 1993 and the purchase of certain assets of the Microflite product line in early 1994, the Company expanded the product lines of the Training Devices Segment and increased the number of opportunities available to it in the European and commercial airline simulation markets. In November 1993, RUKL was selected by LMC as its training systems teammate for the C-130J program. This teaming arrangement with LMC resulted in an award worth $77.0 million during 1995.

     In the pursuit of new business, the Company sometimes designs and manufactures prototype training devices which by their nature involve unforeseen design and development risks and exposures. The Company attempts to price these risks in the contract value but nonetheless, the frequency of losses historically experienced on prototype training devices exceed those experienced on follow-on devices. The Company attempts to recover its investment in the design and development of prototype devices by winning subsequent programs for follow-on devices.

While the LMC program involves the development of prototype C-130J training devices, management believes that this program has been appropriately priced for unforeseen risks and exposures and anticipates profits in future periods on the program. The Company is also pursuing several other programs which, if awarded, would result in non-recurring investment by the Company in design and development and could involve risks associated with prototype devices.

     The Company may experience transaction gains and losses from currency fluctuations related to its international operations. In order to minimize foreign exchange risk, the Company selectively hedges certain of its foreign exchange exposures principally relating to foreign currency accounts payable and accounts receivable. The Company's hedging strategy is facilitated by its ability to borrow foreign currencies under its revolving credit facility and the C-130J Facility provided by British Aerospace. This strategy has reduced the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future to the extent appropriate. The Company does not engage in speculative hedging activities, nor does the Company hedge nontransaction-related balance sheet exposure. During 1995 and 1994, the Company recorded losses of approximately $97,000 and $63,000, respectively, related to its hedging activities.

       24
     The Company has entered into contracts to buy forward British pounds with an equivalent value of $15.1 million to reduce the Company's exposure to foreign currency exchange risk associated with the cost of subcontractors and other requirements of the C-130J program denominated in British pounds. These contracts mature quarterly in varying amounts from March 1996 to June 1997. British Aerospace is the counterparty to these instruments. The forward contracts should not subject the Company to risk from exchange movement because gains and losses on these contracts offset losses and gains on the transactions being hedged. However, the amount and timing of the program costs were estimated and changes in these estimates could result in future gains or losses from exchange rate movements.


Item 8. Financial Statements and Supplementary Data
     The information for this Item has been filed as Item 14(a)(1) in
Part IV of this report.


Item 9. Disagreements on Accounting and Financial Disclosure
     None.


                               Part III

Item 10. Directors and Executive Officers of the Registrant
     The information called for by this Item, with respect to Directors, is contained in the Company's Proxy Statement pertaining to the 1996 Annual Meeting of Shareholders, and is incorporated herein by reference. The information called for by this Item, with respect to Executive Officers, is set forth in Item 1 of this report under the caption "Executive Officers of the Registrant."


Item 11. Executive Compensation
     The information called for by this Item is contained in the Company's Proxy Statement pertaining to the 1996 Annual Meeting of Shareholders, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management The information called for by this Item is contained in the
Company's Proxy Statement pertaining to the 1996 Annual Meeting of Shareholders, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions
     The information called for by this Item is contained in the Company's Proxy Statement pertaining to the 1996 Annual Meeting of Shareholders, and is incorporated herein by reference.


       25
                             Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1)  Consolidated Financial Statements :

    Description                                            Sequential
                                                          Page Number

Report of Independent Certified Public Accountants                 27

Consolidated Balance Sheets as of December 31, 1995 and 1994       28

Consolidated Statements of Operations for the years ended
December 31, 1995, 1994 and 1993                                   30

Consolidated Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993                                   31

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 1995, 1994 and 1993.              33

Notes to the Consolidated Financial Statements                     35

Reports of other Auditor                                           61


(a)(2) Financial Statement Schedules:



All schedules have been omitted inasmuch as the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's Consolidated Financial Statements, including the notes thereto.


        26
                REPORT OF INDEPENDENT ACCOUNTANTS

                       __________


To the Board of Directors and Shareholders
Reflectone, Inc.

     We have audited the consolidated financial statements of Reflectone, Inc. and Subsidiaries listed in Item 14(a)(1) of this Form 10-K. These financial statements are the responsibility of the Company's management.

     Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Reflectone UK, Ltd., a wholly owned subsidiary, which statements reflect total assets constituting 33 and 7 percent of the related consolidated totals as of December 31, 1995 and 1994, respectively, and total revenues constituting 20, 8, and 12 percent of the related consolidated totals for each of the three years in the period ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Reflectone UK, Ltd., is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflectone, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

Tampa, Florida
March 22, 1996

       27
Reflectone, Inc. and Subsidiaries
Consolidated Balance Sheets

December 31
ASSETS                                           1995            1994
Current assets
  Cash and cash equivalents                 $  4,582,021    $  7,329,914
  Receivables - non-affiliate                 26,101,185      20,615,154
  Receivables - affiliate                        628,922       2,980,625
  Current installments of long-term
    note receivable                            3,558,000       1,249,128
  Inventory                                        -           4,268,842
  Net deferred tax assets                      1,050,000           -
  Prepaid expenses and other current assets    1,480,190       1,506,955
                                            ____________    ____________
       Total current assets                   37,400,318      37,950,618
Property, plant & equipment, net               7,881,699      17,427,870
Long-term note receivable                          -           2,843,925
Investments - restricted                       5,000,000       5,000,000
Other assets                                     441,568         571,972
                                            ____________    ____________
                                            $ 50,723,585    $ 63,794,385
                                            ============    ============

       28

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                          $  9,980,857    $  6,984,756
  Due to affiliate                             1,995,079       2,786,075
  Borrowings on bank line of credit                -          10,000,000
  Borrowings on line of credit - affiliate     6,513,666      22,674,197
  Advance billings                             7,832,601       1,796,539
  Accrued employee compensation and benefits   4,218,694       3,045,187
  Federal and state taxes payable                827,263          98,717
  Accrued settlement expense                   1,068,415       1,068,415
  Other accrued expenses and liabilities       1,807,763       2,862,198
                                            ____________    ____________
     Total current liabilities                34,244,338      51,316,084

Deferred gain on sale of equipment             2,503,747       2,916,138
Commitments and contingencies (Notes 7 and 14)
Shareholders' equity
  Convertible preferred stock - par value
    $1.00; authorized - 50,000 shares; issued
    and outstanding - 50,000 shares of 8%
    cumulative convertible preferred stock
    (liquidating preference $176 per share,
    aggregating $8,800,000)                       50,000          50,000
  Common stock - par value $.10; authorized -
     10,000,000 shares; issued and
    outstanding - 2,750,255 and
    2,681,333 shares                             275,025         268,133
  Additional paid-in capital                  31,741,011      31,155,317
  Cumulative translation adjustment              734,705         751,493
  Accumulated deficit                        (18,825,241)    (22,662,780)
                                            ____________    ____________
       Total shareholders' equity             13,975,500       9,562,163
                                            ____________    ____________
                                            $ 50,723,585    $ 63,794,385
                                            ============    ============


See accompanying notes to consolidated financial statements.

       29
Reflectone, Inc. and Subsidiaries
Consolidated Statements of Operations

Years Ended December 31              1995           1994           1993
Revenues
   Non-affiliate                 $ 70,442,485   $ 60,405,499   $ 54,205,981
   Affiliate                       23,081,754      4,732,685      8,912,060
                                 ____________   ____________   ____________
                                   93,524,239     65,138,184     63,118,041
                                 ____________   ____________   ____________
Cost and expenses
   Cost of sales
     Non-affiliate                 64,530,189     57,576,313     54,099,492
     Affiliate                     18,402,800      4,061,986      2,397,008
                                 ____________   ____________   ____________
                                   82,932,989     61,638,299     56,496,500
   General and administrative       3,396,243      5,408,289      3,515,645
                                 ____________   ____________   ____________
                                   86,329,232     67,046,588     60,012,145
                                 ____________   ____________   ____________
Income (loss) from operations       7,195,007     (1,908,404)     3,105,896
                                 ____________   ____________   ____________
Other income (expense)
   Interest income                    734,397        243,679        229,427
   Interest expense                (2,411,978)    (1,193,459)      (324,125)
   Foreign currency transactions
     gain (loss)                      (97,425)       (62,729)        60,784
   Other                             (107,909)        71,612         66,344
                                 ____________   ____________   ____________
                                   (1,882,915)      (940,897)        32,430
                                 ____________   ____________   ____________

Income (loss) before income taxes   5,312,092     (2,849,301)     3,138,326
Provision for income taxes            770,553        200,000         45,000
                                 ____________   ____________   ____________
Net income (loss)                   4,541,539     (3,049,301)     3,093,326
Preferred stock dividends             704,000        704,000        704,000
                                 ____________   ____________   ____________
Net income (loss) applicable to
  common shareholders             $ 3,837,539   $ (3,753,301)  $  2,389,326
                                 ============   ============   ============
Net income (loss) per common
  and common equivalent shares     $     1.36   $      (1.35)  $        .86
                                 ============   ============   ============




See accompanying notes to consolidated financial statements.

        30
Reflectone, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31               1995           1994           1993
Cash flows from operating activities:
  Net income (loss)               $ 4,541,539   $ (3,049,301)  $  3,093,326
  Depreciation and amortization     2,306,590      1,894,038      1,573,195
  Deferred income taxes            (1,050,000)         -              -
  Issuance of warrants                243,323          -              -
  Change in assets and liabilities:
    Decrease (increase) in
      receivables
        Non-affiliate              (5,434,367)    (7,519,764)      (827,616)
        Affiliate                   2,352,096         50,518       (488,873)
    Decrease (increase) in
      inventory                     4,268,842        141,189     (2,048,626)
    Decrease (increase) in prepaid
      expenses and  other current
      assets                           24,686       (799,820)       407,543
    Increase in accounts payable    2,993,026      2,028,299        288,161
    Decrease in due to affiliate     (784,317)      (880,385)    (2,635,164)
    Increase (decrease) in
      advance billings              6,040,108       (758,673)    (5,083,870)
    Increase (decrease) in accrued
      employee compensation
      and benefits                  1,177,779        (45,167)      (664,853)
    Decrease in accrued
      settlement expenses               -           (104,173)    (1,613,225)
    Decrease in other accrued
      expenses and liabilities     (1,125,970)      (507,968)    (1,940,874)
    Other                             460,981       (461,644)        16,756
                                 ____________   ____________   ____________
Net cash provided by (used in)
  operating activities             16,014,316    (10,012,851)    (9,924,120)
                                 ____________   ____________   ____________

Cash flows from investing activities:
  Capital expenditures             (1,427,178)    (7,743,609)    (9,001,598)
  Collection of long-term notes
    receivable                        535,053      1,030,790      1,437,951
  Proceeds from sale and leaseback
    of equipment                        -         10,000,000          -
  Proceeds from sale of equipment   8,648,963          -              -

  Escrow of funds as required by
    lease agreement                     -         (5,000,000)         -
  Business acquisition                  -              -           (404,552)
                                 ____________   ____________   ____________

Net cash provided by (used in)
  investing activities              7,756,838     (1,712,819)    (7,968,199)
                                 ____________   ____________   ____________

        31

Cash flows from financing activities:
  Paydowns under line-of-credit
    agreements                   (217,562,984)  (153,787,650)   (78,905,760)
  Borrowings under line-of-credit
    agreements                    191,402,453    171,287,050     94,080,557
  Proceeds from sales of common
    stock                             349,263         95,054        185,798
  Dividends on preferred stock       (704,000)      (704,000)      (704,000)
                                 ____________   ____________   ____________

Net cash provided by (used in)
  financing activities            (26,515,268)    16,890,454     14,656,595
                                 ____________   ____________   ____________
Net increase (decrease) in cash    (2,744,114)     5,164,784     (3,235,724)
Cash and cash equivalents at
beginning of period                 7,329,914      2,160,241      5,455,338
Foreign currency translation
  adjustment                           (3,779)         4,889        (59,373)
                                 ____________   ____________   ____________
Cash and cash equivalents at
  end of period                  $  4,582,021   $  7,329,914   $  2,160,241
                                 ============   ============   ============




See accompanying notes to consolidated financial statements.

       32
Reflectone, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity

                                  Shares    Amount       Shares      Amount
                                 _____________________________________________
Balance at December 31, 1992      50,000   $50,000      2,098,224   $209,822
Shares issued
  - exercise of stock options      -         -             38,875      3,888
  - employee stock plans           -         -              2,788        279
Cash dividends
  - preferred at $14.08 per share  -         -              -          -
Cash contribution (Note 12)        -         -              -          -
25% common stock dividend (Note 8) -         -            585,221     52,522
Charge inconnection with business
  acquisition                      -         -              -          -
Translation adjustment             -         -              -          -
Net income                         -         -              -          -
                                 _____________________________________________
Balance at December 31, 1993      50,000    50,000      2,665,108    266,511
Shares issued
  - exercise of stock options      -         -              9,900        900
  - employee stock plans           -         -              6,325        632
Cash dividends
  - preferred at $14.08 per share  -         -              -          -
Translation adjustment             -         -              -          -
Net (loss)                         -         -              -          -
                                 _____________________________________________
Balance at December 31, 1994      50,000    50,000      2,681,333    268,133
Shares issued
  - exercise of stock options      -         -             65,711      6,571
  - employee stock plans           -         -              3,211        321
Warrants issued                    -         -              -          -
Cash dividends
 - preferred at $14.08 per share   -         -              -          -
Translation adjustment             -         -              -          -
Net income                         -         -              -          -
                                 _____________________________________________
Balance at December 31, 1995      50,000   $50,000       2,750,255  $275,025
                                 =============================================

       33

                                                   Foreign
                                  Additional       Currency
                                  Paid-In        Translation    Accumulation
                                  Capital        Adjustment        Deficit
                                 _____________________________________________
                                  $27,278,475     $716,874      $(22,002,200)

                                      157,687        -                 -
                                       23,944        -                 -

                                        -            -              (704,000)
                                    4,762,854        -                 -
                                      (52,522)       -                  (605)

                                     (404,552)       -                 -
                                        -           61,319             -
                                        -            -            (3,093,326)
                                 _____________________________________________
                                   31,765,886      778,193       (19,613,479)

                                       49,173        -                 -
                                       44,258        -                 -

                                     (704,000)       -                 -
                                        -          (26,700)            -
                                        -            -            (3,049,301)
                                 _____________________________________________
                                   31,155,317      751,493       (22,662,780)

                                      310,214        -                 -
                                       32,157        -                 -
                                      243,323        -                 -

                                        -            -              (704,000)
                                        -          (16,788)            -
                                        -            -             4,541,539
                                 _____________________________________________
                                  $31,741,011     $734,705      $(18,825,241)
                                 =============================================


See accompanying notes to consolidated financial statements.

       34
Reflectone, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Business - Reflectone, Inc. designs and manufactures high fidelity, full-flight simulators and electronic training systems and provides a broad range of simulator-based training and training support services. The Company's products and services are marketed worldwide to military, commercial, entertainment and industrial customers. The Company's two manufacturing facilities are located in Tampa, Florida and Filton, England.

Estimates Reflected in the Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of Reflectone, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The Company is approximately 50% owned by British Aerospace Holdings, Inc., and has various relationships, contracts and agreements with entities affiliated with British Aerospace, Plc. which are herein singularly or collectively referred to as "British Aerospace" (Note 13).

Foreign Currency Translation - The financial information of the Company's foreign subsidiary in the United Kingdom is translated to U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." All balance sheet accounts are translated at the current exchange rate, and statement of operations items are translated at the average exchange rate for the applicable period. Any resulting translation adjustments are made directly to a separate component of shareholders' equity. Foreign currency gains and losses resulting from transactions are included in results of operations.

Statement of Cash Flows - Cash and cash equivalents for purposes of reporting consolidated cash flows include cash on deposit and amounts due from banks maturing within 90 days of purchase. Cash paid for interest, net of amounts capitalized, was approximately $2,476,000, $1,205,000, and $304,000 in the years ended December 31, 1995, 1994 and
1993, respectively. Cash paid for federal and state income taxes was approximately $1,276,000 and $25,000 in the years ended December 31, 1995 and 1993, respectively. In the year ended December 31, 1994 there was no cash paid for federal or state income taxes.

       35
Notes to Consolidated Financial Statements (continued)

Note 1 - Summary of Significant Accounting Policies (continued)

Revenue Recognition - For financial reporting purposes, long-term contract revenue is recognized using the percentage of completion method of accounting, under which the sales value of performance is recognized on the basis of the percentage each contract's cost to date bears to the total estimated cost. The recognition of profit, based upon anticipated final program costs, is made only after evaluation of the program status at critical program milestones. Revisions in estimated program costs at completion are reflected in the period during which facts and circumstances necessitating such change first become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated costs at completion on programs currently in process will be revised in the near-term. When the current contract estimate indicates a loss, provision is made for the total anticipated loss. Revisions in projected costs and earnings on contracts which extend beyond one year are accounted for as changes in estimates. All other revenue is recorded on the basis of shipments of products or performance of services.

The Company derives a significant portion of its revenues from fixed price, long-term government contracts on a prime contractor and subcontractor basis. Under certain government contracts, revenues may be increased or decreased in accordance with cost or performance incentive provisions. Such fee awards or penalties are included in operations at the time they can be reasonably determined. When appropriate, increased contract values are assumed based on expected adjustments of contract prices for increased scope ordered or caused by the customer. Costs incurred under contracts are subject to routine audit by government audit agencies.

Receivables - In accordance with industry practice, receivables include amounts relating to contracts and programs having production cycles longer than one year, and a portion thereof will not be realized within one year.

Inventory - Inventory is stated at cost and represents costs incurred to date associated with the production of flight simulators to be held for future sale. At December 31, 1994, inventory included allocated general and administrative costs approximating $925,000. At December 31, 1995, the Company held no inventory as a result of the 1995 sale of the C-130H simulator manufactured during 1992 and 1993 and held for sale.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the related lease term. Cost and accumulated depreciation on assets retired or disposed of are removed from the accounts and any gains or losses resulting therefrom are credited or charged to income.

       36
Notes to Consolidated Financial Statements (continued)

Note 1 - Summary of Significant Accounting Policies (continued)

Investments - restricted - Investments - restricted, classified as a non-current asset, represents short-term highly liquid investments held in escrow as collateral for the Company's lease of the C-130H simulator used in its training center in Tampa, Florida. The carrying amount of investments - restricted approximates fair value. The terms of the lease agreement are more fully described in Note 7.

Capitalized Interest - Interest is capitalized on the construction cost of major capital additions during the period of construction. As a result of the Company's long-term financing of the C-130J program with Lockheed Martin Corporation ("LMC") as discussed in Note 5, interest cost related to this financing is being charged to the program rather than interest expense. For the year ended December 31, 1995, total interest costs incurred, interest capitalized to the C-130J program, and net interest expense were $2,718,000, $306,000, and $2,412,000, respectively. For the year ended December 31, 1994, total interest costs incurred, interest capitalized for major capital additions and net interest expense were $1,350,000, $157,000, and $1,193,000, respectively. For the year ended December 31, 1993, total interest costs incurred, interest capitalized for major capital additions and net interest expense were $340,000, $16,000, and $324,000, respectively.

Research and Development Costs - Research and development costs are incurred under independent Company-initiated programs and customer funded programs. Research and development costs incurred under independent Company-initiated programs and charged through cost of sales approximated $777,000, $1,031,000 and $3,021,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Income Taxes - Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 ("Statement No. 109"), "Accounting for Income Taxes." The adoption of Statement No. 109 did not materially impact the Company's consolidated financial position or results of operations. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Because the Company intends to continue to finance foreign operations by reinvestment of undistributed earnings of its foreign subsidiary, U.S. income taxes are not provided on such earnings and losses.

Reclassification - Certain prior year amounts have been reclassified to conform to 1995 presentations.

       37
Notes to Consolidated Financial Statements (continued)

Note 2 - Acquisition

On June 21, 1993, the Company purchased from British Aerospace all of the issued and outstanding shares of common stock of British Aerospace Simulation, Ltd. which had been a wholly owned subsidiary of British Aerospace. The acquired entity has been renamed Reflectone UK Limited ("RUKL"). RUKL, with its facilities in Filton, England, designs, develops and manufactures, through sophisticated electronic computer simulation, tactical air defense trainers, electronic warfare training systems and visual air traffic control simulators. RUKL's products are complementary to other products produced in the Company's Training Devices Segment and are marketed worldwide to government and commercial customers.

The acquisition was accounted for as a reorganization of entities under common control and the financial statements for periods prior to 1993 were restated on an "as if a pooling" basis as required by Interpretation No. 39 of the Accounting Principles Board Opinion No. 16. In accordance with the "as if a pooling" basis of accounting, the aggregate costs of acquisition approximating $405,000 were charged to shareholders' equity.

       38
Notes to Consolidated Financial Statements (continued)

Note 3 - Receivables

Component elements of receivables consist of the following at December 31:

                                                 1995            1994
Receivables
  U.S. Government
     Billed                                  $ 5,363,973    $  7,071,251
     Unbilled                                  1,932,588       1,850,825
     Unrecovered costs subject to future
       negotiation -- not billed               1,400,000       3,000,000
                                             ___________     ___________
                                               8,696,561      11,922,076
                                             ___________     ___________
  Lockheed Aeronautical Systems Company
     Billed                                        -               -
     Unbilled                                 14,780,610           -
                                             ___________     ___________
                                              14,780,610           -
                                             ___________     ___________
  Commercial
     Billed                                    2,554,538       7,846,807
     Unbilled                                    558,023         928,851
     Allowance for doubtful accounts            (488,547)        (82,580)
                                             ___________     ___________
                                               2,624,014       8,693,078
                                             ___________     ___________
                                             $26,101,185     $20,615,154
                                             ===========     ===========
  Affiliates
     Billed                                  $   545,729     $   630,927
     Unbilled                                     83,193       2,349,698
                                             ___________     ___________
                                             $   628,922     $ 2,980,625
                                             ===========     ===========

Unbilled amounts represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to customers. These amounts will be billed in subsequent periods as progress billings, upon shipment of the product or completion of the contract. Unbilled amounts are net of related progress payments in the aggregate of approximately $33.0 million and $27.6 million as of December 31, 1995 and 1994, respectively.

       39
Notes to Consolidated Financial Statements (continued)

Note 3 - Receivables (continued)

Unrecovered costs subject to future negotiation include incremental costs arising out of customer-occasioned unforeseen development work and amounts for work performed not specified in express contract provisions. In the fourth quarter of 1995, management revised downward its estimate of the amounts recoverable under these actions through a charge of $1.6 million to cost of sales. The amounts recorded represent only a portion of the total compensation sought by the Company from the customers. Therefore, while any and all recoveries are subject to future negotiations, the actual recoveries could be more or less than those currently anticipated in the Company's consolidated financial statements. Management has made provision for estimated future costs associated with these actions as described in Note 7.

Under the terms of the Company's contract with Lockheed Martin Corporation ("LMC") to design and manufacture two C-130J dynamic mission simulators and other related training devices, the Company will not receive a substantial portion of contractual payments from LMC until the delivery and acceptance of the devices currently scheduled for the fourth quarter of 1997.

It is anticipated that approximately $16.2 million of receivables will not be collected within one year.

An allowance for doubtful accounts is provided based on historical experience and after consideration of specific accounts and current economic conditions.

Note 4 - Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

                                                 1995           1994
Machinery and equipment                      $ 8,819,569    $19,482,695
Furniture and office equipment                 7,095,117      7,602,164
Leasehold improvements                         2,355,227      2,197,120
                                             ___________    ___________
                                              18,269,913     29,281,979
Less accumulated depreciation
  and amortization                            10,388,214     11,854,109
                                             ___________    ___________
                                             $ 7,881,699    $17,427,870
                                             ===========    ===========

During 1995, the Company sold its Jetstream 41 full flight simulator having a net book value of $8.6 million and more fully described in
Note 13.

       40
Notes to Consolidated Financial Statements (continued)

Note 5 - Credit Agreements and Borrowings

To date the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace. However, pursuant to the terms of an Agreement for Credit Availability dated as of August 7, 1995, British Aerospace has agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's current credit facilities at their current levels through July 21, 1996. Renewal of the Company's credit facilities beyond July 21, 1996 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated February 27, 1996, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's current credit facilities will be renewed annually. The Company's credit facilities and the Agreement for Credit Availability with British Aerospace contain certain covenants which, among other things, require: (i) the Company to be current with respect to the payment of dividends on its 8% Cumulative Convertible Preferred Stock prior to any draw under the British Aerospace provided facilities, (ii) the Company to pay British Aerospace a facility fee of 50 basis points per annum on the maximum aggregate availability ($90.0 million) of the credit facilities provided or guaranteed by British Aerospace, and (iii) the Company to pay British Aerospace a guarantee fee of 3.25% per annum on amounts outstanding under the Company's $10.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. As required under the Company's current Agreement for Credit Availability, the Company issued to British Aerospace warrants to purchase 78,261 shares of the Company's common stock at any time prior to August 7, 2005, at an exercise price equal to the lesser of (i) $11.50 per share (the price of the common stock of the Nasdaq National Market on August 7, 1995, the date of the execution of the Agreement for Credit Availability), or (ii) the per share market price of the Company's common stock on the date(s) of the exercise of the warrants. In addition, the Company's Agreement for Credit Availability requires that the Company obtain the prior approval by British Aerospace for all material capital investment expenditures as defined in the Agreement for Credit Availability.

       41
Notes to Consolidated Financial Statements (continued)

Note 5 - Credit Agreements and Borrowings (continued)

The estimated fair value of the warrants are reflected in interest expense as a cost of financing. Financing cost for these warrants was approximately $243,000, of which approximately $108,000 were charged to the C-130J contract and $135,000 were charged against income. Fair value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 85%, risk free interest rate of 6.2%, and expected lives of 4 years.

During the second quarter of 1995, the Company renegotiated its $10.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. The Wachovia facility permits the Company to select loans bearing interest at a floating prime rate or at a fixed rate of LIBOR plus .25% and to specify, within limits, the period during which the selected fixed interest rate will be in effect. At December 31, 1994, the weighted average interest rate on these borrowings was 6.60%. The weighted average interest rate on these borrowings for the years ended December 31, 1995 and 1994 was 6.42% and 4.93%, respectively. The agreement matures on June 28, 1996, and is supported by the corporate guarantee of British Aerospace. At December 31, 1995, no borrowings were outstanding under this line and therefore the full amount of this facility was available.

During the fourth quarter of 1995, the Company renewed the Lloyds Bank Plc (Lloyds) letter of credit facility through October 31, 1996. Under the Lloyds facility, the Company may issue irrevocable standby letters of credit and bank guarantees aggregating up to $20.0 million. The Company pays a non-refundable commission on the stated amount of credits issued for the actual number of days outstanding at 0.55% per annum. The agreement is supported by the corporate guarantee of British Aerospace. At December 31, 1995, there were approximately $14.9 million of credit available under this agreement.

During the third quarter, the Company renegotiated its revolving line of credit facility provided directly by British Aerospace Finance, Inc. This facility provides for working capital borrowings aggregating up to $20.0 million. An interest rate of LIBOR plus 3.50% per annum is charged under this facility. The agreement matures on July 21, 1996 and permits the Company to specify, within limits, the period during which the borrowings will mature. At December 31, 1995 and 1994, the weighted average interest rate on these borrowings was 6.125% and 8.63%, respectively. The weighted average interest rate on these borrowings for the years ended December 31, 1995 and 1994 was 8.70% and 4.45%, respectively. At December 31, 1995 there were approximately $19.6 million of additional credit available under this facility.

       42
Notes to Consolidated Financial Statements (continued)

Note 5 - Credit Agreements and Borrowings (continued)

As discussed in Note 3, the Company will not receive payments from LMC under the terms of the C-130J contract until the fourth quarter of 1997. Accordingly, during the third quarter, the Company negotiated a second credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. The financing facility currently provides for borrowings aggregating up to $40.0 million and matures on July 21, 1996. Draws under this facility are limited to actual costs incurred by the Company and RUKL on the LMC C-130J program. Interest rates charged under the C-130J facility are at LIBOR plus 1.50%. By means of a letter dated February 27, 1996, British Aerospace has further represented that, as long as British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company, it intends to continue to provide annual financing for the C-130J program until payment is received from LMC. At December 31, 1995, the weighted average interest rate on these borrowings was 7.39% and there were approximately $33.9 million of additional credit available. The weighted average interest rate on these borrowings for the year ended December 31, 1995 was 7.75%.

Note 6 - Income Taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes." The cumulative effect of adopting this Statement as of January 1, 1993, was immaterial to net earnings.

       43
Notes to Consolidated Financial Statements (continued)

Note 6 - Income Taxes (continued)

The consolidated income (loss) before income taxes, by domestic and foreign source is as follows:

                                     1995          1994          1993
United States                    $ 5,275,716   $(1,166,730)  $ 3,738,326
United Kingdom                        36,376    (1,682,571)     (600,000)
                                 ___________   ___________   ___________
                                 $ 5,312,092   $(2,849,301)  $ 3,138,326
                                 ===========   ===========   ===========

The components of the provision for income taxes for 1993 through 1995 are as follows:

                                           1995       1994        1993
Current provision (benefit):
     Federal                           $2,554,700  $  105,000  $1,309,000
     State                                120,000      95,000      20,000
     Foreign                              118,853       -           -
     Benefit of net operating loss       (700,000)      -      (1,284,000)
     Benefit of investment tax credit    (273,000)      -
                                       __________  __________  __________
Total current provision                 1,820,553     200,000      45,000

Deferred income tax benefit             1,050,000       -           -
                                       __________  __________  __________
                                       $  770,553  $  200,000  $   45,000
                                       ==========  ==========  ==========

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate to income (loss) before taxes for the following reasons:

                                            1995        1994         1993
Statutory federal tax rate                 34.00%      (34.0%)       34.0%
Alternative minimum tax                     -            3.7           .8
Foreign tax differentials                   2.00        20.1          6.5
Composite effective state tax rate          1.49         3.3           .6
Investment tax credits                     (5.13)        -            -
Tax benefit not currently utilizable        -           12.7          -
Utilized operating losses                 (13.17)        -          (41.7)
Other                                      (4.68)        1.2          1.2
                                          ______      ______       ______
                                           14.51%        7.0%         1.4%
                                          ======      ======       ======

       44
Notes to Consolidated Financial Statements (continued)

Note 6 - Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the tax effect of the significant components of the Company's deferred tax assets and liabilities as of December 31:

                                                       1995         1994
Income recognition on long-term contracts          $   676,000   $ (462,000)
Depreciation                                          (415,000)    (228,000)
Accruals not deducted for tax purposes               1,460,000    1,198,000
Other                                                  595,000      634,000
Investment tax credits                                 461,000      734,000
Alternative minimum tax credits                        540,000      540,000
Net operating loss carryforwards                         -          901,000
Net operating loss carryforwards in the
  United Kingdom                                     1,300,000    1,300,000
                                                   ___________   __________
                                                     4,617,000    4,617,000
Valuation allowance for net deferred tax assets     (3,567,000)  (4,617,000)
                                                   ___________   __________
Net deferred tax assets                            $ 1,050,000   $    -
                                                   ===========   ==========

The federal investment tax credits expire in varying amounts beginning in 1999 and extending through 2001. The federal alternative minimum tax credits can be carried forward indefinitely. The Company also has approximately $4.1 million of loss carryforwards for tax purposes in the United Kingdom, which are generally not limited by an expiration date.

The Company has recorded a valuation allowance with respect to the future federal tax benefits, due to the uncertainty of their ultimate realization. Reductions in the valuation allowance are based on management's periodic evaluation of the utilization of future federal tax benefits and result in a reduction to the Company's income tax expense.

Note 7 - Commitments and Contingencies

The Company has asserted its rights to recovery of certain incremental costs arising out of customer-occasioned unforeseen development work and amounts for work performed not specified in express contract provisions as more fully described in Note 3. Management has made provision for future costs associated with these actions and believes the provision established, approximating $1.1 million, is adequate for this purpose.

       45
Notes to Consolidated Financial Statements (continued)

Note 7 - Commitments and Contingencies (continued)

During December 1994, the Company entered into an agreement for the sale and leaseback of the Company's self constructed C-130H full flight simulator, located at the Company's training center in Tampa, Florida. The Company has a purchase option at fair market value at expiration of the lease, and an early termination option which permits the Company to purchase the simulator, contingent upon cancellation or failure to renew an existing training contract or sale of the simulator to a third party by the Company. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."

The book value and associated depreciation of the simulator, approximating $7,819,000 and $735,000, respectively, were removed from the accounts and the gain realized on the sale, approximating
$2,916,000, was deferred. The deferred gain is being credited to income as rent expense adjustments over the 12-year lease term. Payments under the lease approximate $1,396,000 annually.

The lease agreement requires the Company to escrow specified funds to be held as collateral in the event of a default under the lease agreement. The escrowed funds are held by British Aerospace Finance, Inc., as Escrow Agent. The initial amount of funds held in escrow equals $5.0 million, of this amount $3.0 million are subject to future reduction based on the Company's attainment of certain income and net worth levels, and $2.0 million will be released over the initial 10 years of the lease.

Total minimum rental payments at December 31, 1995, under agreements classified as operating leases with noncancelable terms in excess of one year, are as follows:

          Years Ending December 31          Amount
               1996                      $ 2,264,000
               1997                        2,127,000
               1998                        2,041,000
               1999                        1,746,000
               2000                        1,396,000
               Thereafter                  9,575,000
                                         ___________
                                         $19,149,000
                                         ===========

The Company is obligated for payment of all operating expenses associated with these leases. Lease expense for the years ended December 31, 1995, 1994 and 1993 was approximately $2,277,000, $1,197,000, and
$1,303,000, respectively.

       46
Notes to Consolidated Financial Statements (continued)

Note 7 - Commitments and Contingencies (continued)

The Company is committed to future purchases, primarily for materials for long-term contracts, of approximately $4,621,000.

Note 8 - Stock Dividend

On August 6, 1993, the Company's Board of Directors declared a 25 percent stock dividend. The stock dividend was distributed on September 1, 1993 to holders of record on August 18, 1993.

Note 9 - Earnings (Loss) Per Common Share

Primary earnings (loss) per share are based on the weighted average number of common shares and common share equivalents outstanding and give effect to the recognition of preferred dividend requirements. Common share equivalents include dilutive stock options and warrants using the treasury stock method.

Fully diluted earnings per share assumes, in addition to the above, (i) that the Convertible Preferred Stock was converted at the beginning of each period, (ii) that earnings were increased for preferred dividends that would not have been incurred had conversion taken place, and, (iii) the additional dilutive effect of stock options and warrants.

The numbers of shares used in the earnings per share computation are detailed below:

                                           1995        1994        1993
Primary
  Weighted average common shares
    outstanding                          2,699,375   2,676,862   2,639,409
  Dilutive effect of stock options
    and warrants                           129,124     102,688     150,034
                                         _________   _________   _________
Average common shares outstanding        2,828,499   2,779,550   2,789,443

Fully diluted
  Convertible preferred stock              500,000     500,000     500,000
  Additional dilutive effect of stock
    options and warrants                    15,173       9,806       9,412
                                         _________   _________   _________
Fully diluted assumed common shares
    outstanding                          3,343,672   3,289,356   3,298,855
                                         =========   =========   =========

Fully diluted per share data is not disclosed since the effect would be antidilutive.

       47
Notes to Consolidated Financial Statements (continued)

Note 10 - Stock Options and Purchase Plan

The Company currently has three fixed option plans: the 1982 Incentive Stock Option Plan ("1982 Plan"), the 1990 Stock Option Plan ("1990 Plan"), and the 1994 Stock Option Plan ("1994 Plan"). The 1982 Plan permitted the granting of options to key employees to purchase the Company's common stock at not less than the fair value at the time the options were granted. The Company was authorized to grant options to acquire up to 282,716 shares under the 1982 Plan. By its term, effective March 31, 1992, no further options may be granted pursuant to the 1982 Plan. Both the 1990 Plan and the 1994 Plan permits the granting of options to key employees to purchase the Company's common stock at not less than 50% of the fair value at the time the options are granted. The Company is authorized to grant options to acquire up to 250,000 shares under the 1990 Plan and up to 200,000 shares under the 1994 Plan. Both the 1990 Plan and the 1994 Plan permit the granting of incentive stock options as defined under Section 422 of the Internal Revenue Code at an exercise price for each option equal to the market price of the Company's common stock on the date of grant and a maximum term of 10 years. Options not qualifying as incentive stock options under these plans may be granted at an exercise price equal to as low as 50% of the market price of the Company's common stock on the date of grant and with no limit on the term of the option. Vesting of options granted under all three plans is determined by the Company's Board of Directors, and has generally been set at the end of three years.

A summary of the status of the Company's three fixed stock option plans as of December 31, 1995, 1994 and 1993 and changes during the years ending on those dates is presented below:

                       1995               1994               1993
                                Weighted           Weighted           Weighted
                                Average            Average            Average
                                Exercise           Exercise           Exercise
                       Shares   Price     Shares   Price     Shares   Price
Outstanding at
  beginning of year    310,532  5.24      273,182  4.65      309,307   4.53
Granted                 56,000  9.75       56,000  7.88        5,250  11.10
Exercised               65,711  4.13        9,900  2.57       38,875   4.58
Terminated               -      -           8,750  6.45        2,500   4.38
                       _______________________________________________________
Outstanding at
  end of year          300,821  6.33      310,532  5.24      273,182   4.65
                       =======================================================
Options exercisable
  at year end          183,571            174,907            124,157
                       =======================================================


       48
Notes to Consolidated Financial Statements (continued)

Note 10 - Stock Options and Purchase Plan (continued)

The following table summarizes information about stock options outstanding at December 31, 1995:

                                    Weighted
                                     Average
Range of          Number            Remaining         Weighted
Exercise        Outstanding        Contractual         Average
Prices          at 12/31/95           Life         Exercise Price
__________________________________________________________________________
1.75 -  3.25        19,478              4              1.75
3.50 -  5.00        89,348              4              3.85
6.00 -  7.88       130,750              7              7.04
9.75 - 11.10        61,250              9              9.87
                  ___________________________________________
                   300,821              7              6.33
                  ===========================================


                    Number             Weighted
                   Exercisable          Average
                   at 12/31/95        Exercise Price
                  ___________________________________________
                    19,473               1.75
                    89,348               3.85
                    74,750               6.42
                         0               0.00
                  ___________________________________________
                   183,571               5.42
                  ===========================================

       49
Notes to Consolidated Financial Statements (continued)

Note 10 - Stock Options and Purchase Plan (continued)

During 1994, the Reflectone, Inc. Employee Stock Purchase Plan was amended to reduce the maximum number of shares of the Company's common stock that employees may acquire under this plan to 112,500 shares. Employees are permitted to acquire shares of the Company's common stock on a regular basis, through payroll deductions not exceeding 10% of base wages, at a 10% discount from market price on the date of exercise. Options under the plan are granted for an indeterminable number of shares on the first day of each plan year, and normally will be exercised automatically on the last day of each calendar quarter. Transactions related to the plan are summarized as follows:

                                                         Weighted-Average
                                        Shares            Exercise Price
Available at December 31, 1992          162,304
   Exercised                             (2,788)               $ 8.69
Available at December 31, 1993          159,516
   Plan amendment                       (75,000)
   Exercised                             (6,325)               $ 7.10
Available at December 31, 1994           78,191
   Exercised                             (3,211)               $10.11
                                        _______
Available at December 31, 1995           74,980
                                        =======

The estimated fair value of options granted during 1995 was $6.42 per share. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the year ended December 31, 1995 would have been reduced to the pro forma amounts indicated below:

Net income to common shareholders
               As reported                   $3,837,539
               Pro forma                     $3,723,918

Net income per common and common equivalent share
               As reported                       $ 1.36
               Pro forma                         $ 1.32

       50
Notes to Consolidated Financial Statements (continued)

Note 10 - Stock Options and Purchase Plan (continued)

The fair value of options granted under the Company's fixed stock option plans during 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 85%, risk free interest rate of 7.4%, and expected lives of 4 years. Pro forma compensation cost of options granted under the Employee Stock Purchase Plan is measured based on the discount from market value.

Note 11 - Employee Benefit Plans

The Company maintains an employee benefit plan covering substantially all employees of Reflectone, Inc. and selected employees of the Company's Training Services Segment who meet established eligibility requirements. The plan provides for the Company to make contributions, the amount of which are at the discretion of the Board of Directors, which may not exceed applicable federal income tax limitations. Amounts charged to expense were $826,000, $441,000 and $697,000, in 1995, 1994 and 1993, respectively. The plan also provides for employee savings, on which the Company contributes an amount equal to 50% of the employee's participation to a maximum of 3% of eligible wages. Company contributions charged to expense were $359,000, $362,000 and $328,000 in 1995, 1994 and 1993, respectively. The Company's policy is to fund benefit costs quarterly as accrued.

The Company maintains a contributory savings plan for substantially all field service employees of its Training Services Segment. Through September 1993, the Company contributed an amount equal to 3% of the employees' eligible wages to this plan. The Company contributed $148,000 to this plan in 1993. Effective October 1, 1993, the Company no longer contributes to this plan.

RUKL participates in the British Aerospace Pension Plan which, under Financial Accounting Standard No. 87, "Employers' Accounting for Pensions," is a defined benefit pension plan administered by British Aerospace. The assets of the plan are held in trustee administered funds. The Company incurred pension expense of approximately $176,000, $158,000 and $124,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The pension liability at December 31, 1995 and 1994 was approximately $457,000 and $528,000, respectively.

       51
Notes to Consolidated Financial Statements (continued)

Note 12 - Financing and Investing Activities Not Affecting Cash

During June 1994, the Company received a promissory note receivable of approximately $4,352,000 resulting from the sale of a simulator.

During 1993, prior to the Company's acquisition of RUKL, British
Aerospace increased RUKL's contributed capital by approximately
$4,763,000 by converting amounts due to British Aerospace included in due to affiliate into capital.

Note 13 - Related Party Transactions

The Company is a majority owned subsidiary of British Aerospace and in the course of its operations transacts business with various entities of British Aerospace. At December 31, 1995, British Aerospace held 1,375,000 shares, or 50% of the outstanding common stock of the Company, together with 100% of the outstanding convertible preferred stock. As the holder of 50% of the outstanding shares of common stock, British Aerospace has the power to determine the membership of the Company's Board of Directors; however, British Aerospace is subject to restrictions contained in a Special Security Agreement ("SSA") between the Company, British Aerospace and the Department of Defense. Under the terms of the SSA, British Aerospace is limited to the selection or approval of two directors who may be affiliated with British Aerospace. As the majority shareholder, British Aerospace has the power to decide other matters submitted for shareholder approval.

     On March 22, 1996, the Company's bylaws were amended by the Board of Directors subject to United States Defense Investigative Service approval as provided for under the SSA, to increase the Board of Directors from seven to a maximum of eight directors, of which three directors may be affiliated with British Aerospace.

Each share of the preferred stock has a liquidation preference of $176 plus accrued and unpaid dividends, accrues dividends at a rate of 8% on the liquidation preference, is callable by the Company after June 1, 1998 and is convertible into ten shares of common stock. As further discussed in Note 5, during 1995 British Aerospace was issued warrants to purchase 78,261 shares of the Company's common stock at any time prior to August 7, 2005. At December 31, 1995, a total of 578,261 shares of unissued common stock were reserved for issuance upon conversion of preferred stock and exercise of warrants. After conversion of the preferred stock and exercise of warrants, British Aerospace would hold approximately 58.7% of the Company's outstanding shares, assuming no additional common shares had been issued. During the years ended December 31, 1995, 1994 and 1993 cash dividends paid by the Company on the preferred stock were $704,000 per year.


       52
Notes to Consolidated Financial Statements (continued)

Note 13 - Related Party Transactions (continued)

Subject to the terms and conditions of the Agreement for Credit Availability dated as of August 7, 1995, British Aerospace has agreed to continue to provide or guarantee the Company's current credit facilities through July 21, 1996. By means of a letter dated February 27, 1996, British Aerospace has further represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. These credit arrangements are more fully described in Note 5.

In the course of conducting its business, the Company enters into contracts and agreements with British Aerospace for the sale of simulation equipment. In the year ended December 31, 1995, revenues and cost of sales derived from these transactions approximated $23.1 million and $18.4 million, respectively. In the year ended December 31, 1994, revenues and costs of sales derived from these transactions approximated $4.7 million and $4.1 million, respectively. In the year ended December 31, 1993, revenues and costs of sales derived from these transactions approximated $8.9 million and $2.4 million, respectively. At December 31, 1995, the Company's receivables and advance billings included approximately $629,000 and $4.6 million, respectively, arising from transactions with British Aerospace. At December 31, 1994, receivables and advance billings from such transactions approximated $3.0 million and $67,000, respectively. The Company's sales backlog from contracts or agreements with British Aerospace approximated $27.6 million at December 31, 1995.

In connection with the acquisition of RUKL from British Aerospace (Note
2), the Company assumed payment guarantees and performance bonds which approximated $929,000 at December 31, 1995 and are counter indemnified by British Aerospace.

The Company leases the RUKL facilities from British Aerospace and receives certain administrative services on a fee-for-service basis. For the years ended December 31, 1995, 1994 and 1993, the Company paid British Aerospace approximately $487,000, $491,000 and $484,000, respectively, for the facilities lease and administrative services.

The Company's employees at RUKL participate in the British Aerospace Pension Plan (Note 11).

       53
Notes to Consolidated Financial Statements (continued)

Note 13 - Related Party Transactions (continued)

The escrow of funds required by the Company's lease of the C-130H Simulator (Note 7) is administrated by British Aerospace Finance, Inc., as escrow agent, under the terms and conditions of the escrow agreement between the Company, the lessor and British Aerospace. The amount held in escrow at December 31, 1995 was $5.0 million.

Prior to January 1, 1996, the Company's management agreement with British Aerospace to manage its flight training center near Washington
D.C.'s Dulles International Airport required the Company to pay a facility fee based, in part, on the achievement of specified levels of revenues at the training center. For the years ended December 31, 1995, 1994 and 1993, the Company paid facility fees in the amount of approximately $2.2 million, $1.7 million and $1.2 million, respectively, which included fees approximating $1,385,000, $966,000 and $650,000, respectively, based on revenues. In addition, during 1995, 1994 and 1993 the Company recognized approximately $2.9 million, $1.5 million and $1.4 million, respectively, in revenues at the Dulles Training Center from the sale of training services to British Aerospace.

Effective January 1, 1996 the management agreement to manage the British Aerospace owned training center was modified. Under the terms of the revised management agreement, the Company will receive a fixed fee of $500,000 annually and will be reimbursed by British Aerospace for the Company's out-of-pocket costs associated with the training center. Concurrently with the revision of the management agreement, on December 21, 1995 the Company sold to British Aerospace, for approximately $8.6 million, its Jetstream 41 full flight simulator used at the training center. No significant gain or loss resulted from the sale.

During 1995, 1994 and 1993, the Company incurred interest expense of approximately $1,951,000, $784,000 and $106,000, respectively, resulting from borrowings under the line of credit agreement with British
Aerospace Finance, Inc.

As more fully described in Note 14, the Company has entered into forward exchange contracts to which British Aerospace is the counterparty to these instruments.

The Company has an arrangement with British Aerospace whereby the majority of the Company's commercial insurance coverages are provided as an additional named insured under preexisting policies and programs providing like coverages to British Aerospace and its subsidiaries. Some of the coverage is underwritten by BAe Insurance, Ltd., a captive insurer wholly owned by British Aerospace. For coverage provided during the years ended December 31, 1995, 1994 and 1993, the Company made premium payments totaling approximately $642,000, $570,000 and $574,000.


       54
Notes to Consolidated Financial Statements (continued)

Note 14 - Financial Instruments with Off-Balance-Sheet Risk,
Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to help meet financing needs and to reduce exposure to fluctuating foreign currency exchange rates. The Company is exposed to credit loss in the event of nonperformance by the other parties to the financial instruments described below. However, the Company does not anticipate nonperformance by the other parties.

The Company's hedging strategy is facilitated by its ability to borrow in foreign currencies under its revolving credit facility and the C-130J credit facility provided by British Aerospace. This strategy has reduced the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future to the extent appropriate. The Company does not engage in speculative hedging activities, nor does the Company hedge nontransaction-related balance sheet exposure. The Company has entered into forward exchange contracts to reduce the Company's exposure to foreign currency exchange risk associated with payments for major subcontractor elements and other requirements of the C-130J program. The forward contracts should not subject the Company to risk from exchange movement because gains and losses on these contracts offset losses and gains on the transactions being hedged. However, the amount and timing of the program costs were estimated and changes in these estimates could result in future gains or losses from exchange rate movements. At December 31, 1995, the Company had $15,064,000 of forward exchange contracts outstanding to purchase British pounds. These contracts mature quarterly in varying amounts from March 1996 to June 1997. British Aerospace is the counterparty to these instruments. During the years ended December 31, 1995 and 1994, the Company recorded losses of approximately $97,000 and $63,000, respectively, related to its hedging activities.

At December 31, 1995, the Company had outstanding standby letters of credit of approximately $5.1 million issued under an agreement expiring in October 1996 and maintained primarily as security against performance and advances received on long-term contracts. The agreement provides a maximum aggregate commitment for $20.0 million.

Pursuant to the acquisition of RUKL (Note 2), the Company assumed certain payment guarantees and performance bonds relating to long-term contracts expiring in 1996. These payment guarantees and performance bonds approximated $929,000 at December 31, 1995 and are counter indemnified by British Aerospace.

       55
Notes to Consolidated Financial Statements (continued)

Note 14 - Financial Instruments with Off-Balance-Sheet Risk,
Concentrations of Credit Risk and Fair Value of Financial Instruments
(continued)

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investments - restricted and receivables. The Company's cash equivalents and restricted investments are high quality securities placed with financial institutions or an affiliate. Concentrations of credit risk with respect to receivables from customers are disclosed in Notes 3 and 12.

The following table presents the carrying value and estimated fair value as of December 31, 1995, of the Company's financial instruments reportable pursuant to Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments."

                                           Carrying        Estimated
                                           Value           Fair Value
Assets:
   Cash and cash equivalents             $  4,582,021     $ 4,582,021
   Long-term note receivable                3,558,000       3,558,000
   Investments - restricted                 5,000,000       5,000,000

Liabilities:
   Borrowings on line of credit
      - affiliate                          $6,513,666      $6,513,666
   Forward currency contracts                 329,000         460,000

The carrying amount of cash equivalents, investments - restricted, borrowings on bank line of credit, and borrowing on line of credit - affiliate approximates fair value because of the short maturity of these instruments. The fair value of the long-term note receivable is the amount paid by the customer in January 1996 in settlement of the outstanding balance. The fair values of the Company's forward currency contracts are based on quoted market prices of these or similar instruments, adjusted for maturity differences. In management's opinion, the cost to obtain replacement standby letters of credit for those currently outstanding would not significantly vary from the present fee structure.

       56
Notes to Consolidated Financial Statements (continued)

Note 15 - Segment and Geographic Information

The Company operates in three business segments: Training Devices, Training Services and Systems Management. The Training Devices Segment designs and manufactures flight simulators, weapon system trainers, tactical air defense trainers, small arms trainers, entertainment devices, maintenance trainers and other sophisticated training devices. The Training Services Segment provides a full range of training support, including device maintenance, training system development and operation, and flight and ground school instruction. The Systems Management Segment manages complex programs requiring the services of both the Training Device and Training Services segments. Intersegment sales are accounted for at cost. Segment income represents sales, less related expenses, and excludes interest and corporate expense. Identifiable assets represent those assets used in the operation of each segment. Corporate assets are principally cash and net property, plant and equipment.

Sales to the United States Government under prime contracts and subcontracts approximated $34.6 million, $31.8 million and $23.4 million for 1995, 1994 and 1993, respectively. In 1995 and 1993, sales by the Training Devices Segment and Systems Management Segment to affiliates exceeded 10% of total revenue, as more fully described in Note 13. In 1993 sales to a Pacific Rim government approximated $13.8 million.

United States sales to unaffiliated customers include exports to the Asia Pacific region of $5.3 million, $8.4 million and $17.1 million in 1995, 1994 and 1993, respectively.

       57
Notes to Consolidated Financial Statements (continued)

Note 15 - Segment and Geographic Information (continued)

The following tabulation summarizes certain information relating to the Company's business segments:

                                     1995           1994           1993
  Revenues
  Training Devices
     Non-affiliate               $33,735,013    $19,480,721    $17,864,240
     Affiliate                     8,422,355      3,245,362      7,532,562
     Intersegment                  6,584,837      4,183,744      7,745,503
  Training Services
     Non-affiliate                35,386,913     31,752,370     22,516,473
     Affiliate                     3,171,010      1,487,323      1,379,498
     Intersegment                    127,880        150,173        137,729
  Systems Management
     Non-affiliate                 1,320,559      9,172,408     13,825,268
     Affiliate                    11,488,389          -              -
     Intersegment                      5,873         13,685         88,806
  Eliminations                    (6,718,590)    (4,347,602)    (7,972,038)
                                 ___________    ___________    ___________
                                 $93,524,239    $65,138,184    $63,118,041
                                 ===========    ===========    ===========

Income (loss) before income taxes
  Training Devices               $ 3,092,719    $  (785,917)   $ 2,926,490
  Training Services                5,011,535      4,947,745      3,416,787
  Systems Management               2,486,996       (661,943)       278,264
  Interest and corporate expenses (5,279,158)    (6,349,186)    (3,483,215)
                                 ___________    ___________    ___________
                                 $ 5,312,092    $(2,849,301)   $ 3,138,326
                                 ===========    ===========    ===========
Identifiable assets at end of period
  Training Devices               $38,948,730    $39,828,376    $32,879,633
  Training Services                7,640,933     12,283,457     12,721,373
  Corporate and other              4,133,922     11,682,552      1,488,724
                                 ___________    ___________    ___________
                                 $50,723,585    $63,794,385    $47,089,730
                                 ===========    ===========    ===========
Depreciation and amortization
  Training Devices               $ 2,151,450    $ 1,412,733    $ 1,197,646
  Training Services                  149,292        466,566        356,581
  Corporate and other                  5,848         14,739         18,968
                                 ___________    ___________    ___________
                                 $ 2,306,590    $ 1,894,038    $ 1,573,195
                                 ===========    ===========    ===========
Capital expenditures
  Training Devices               $ 1,401,485    $ 1,690,060    $ 5,076,865
  Training Services                   17,623      6,050,141      3,921,279
  Corporate and other                  8,070          3,408          3,454
                                 ___________    ___________    ___________
                                 $ 1,427,178    $ 7,743,609    $ 9,001,598
                                 ===========    ===========    ===========

       59
Notes to Consolidated Financial Statements (continued)

Note 15 - Segment and Geographic Information (continued)

Sales and transfers between geographic areas are generally priced to recover costs plus an appropriate mark-up for profit. A summary of the Company's operations by geographic area is presented below:

                                     1995          1994           1993
Revenues
  United States
     Non-affiliate               $51,844,186    $55,458,698    $48,729,650
     Affiliate                    23,081,754      4,732,685      6,640,147
     Intraenterprise               7,930,132        405,109      2,778,360
  United Kingdom
     Non-affiliate                18,598,299      4,946,801      5,476,331
     Affiliate                         -              -          2,271,913
  Eliminations                    (7,930,132)      (405,109)    (2,778,360)
                                 ___________    ___________    ___________
                                 $93,524,239    $65,138,184    $63,118,041
                                 ===========    ===========    ===========
Income (loss) before income taxes
  United States                  $ 5,275,716    $(1,166,730)   $ 3,738,326
  United Kingdom                      36,376     (1,690,643)     2,610,777
  Eliminations                         -              8,072     (3,210,777)
                                 ___________    ___________    ___________
                                 $ 5,312,092    $(2,849,301)   $ 3,138,326
                                 ===========    ===========    ===========
Identifiable assets at end of period
  United States                  $33,963,793    $59,965,978    $41,537,952
  United Kingdom                  16,759,792      3,828,407      5,551,778
                                 ___________    ___________    ___________
                                 $50,723,585    $63,794,385    $47,089,730

       60
REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the balance sheet of Reflectone UK Limited as of 31 December 1995 and 1994 and the profit and loss account and cash flow statement for the years ended 31 December 1995 and 1994 together with the accompanying notes, set out on pages 5 to 18 in the attached document. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reflectone
UK Limited as at 31 December 1995 and 1994, the results of its operations and its cash flow statement for eachof the two years ended 31 December 1995, in conformity with generally accepted accounting principles.

KPMG                                    15 March 1996
Bristol, England


       61
REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the balance sheet of Reflectone UK Limited as of 31 December 1994 and 1993 and the profit and loss account and cash flow statement for the years ended 31 December 1994 and 1993 together with the accompanying notes, set out on pages 5 to 18 in the attached document. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reflectone UK Limited as 31 December 1994 and 1993, the results of their operations and their cash flow statement for each of the three years ended 31 December 1994, in conformity with generally accepted accounting principles.

KPMG                                    7 February 1995
Bristol, England


       62
(a)(3)      Exhibits


The following documents are filed as exhibits to this Report:


Exhibit
Number

 3.1 Amended and Restated Articles of Incorporation of the Registrant, as amended and restated through August 15, 1988 (incorporated by reference to Exhibit 3.1 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)

 3.2 Designation of Relative Rights and Preferences and Other Terms of 8% Cumulative Convertible Preferred Stock (incorporated by reference to
       Exhibit 3.2 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)

 3.3 Bylaws of the Registrant, as amended and restated through August 7, 1992 (incorporated by reference to Exhibit 3.3 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)

 4.1 Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K with respect to documents evidencing certain long-term debt of the Registrant (incorporated by reference to Exhibit 4.2 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31,
       1991)

10.1 1982 Incentive Stock Option Plan, as amended through April 27, 1987 (incorporated by reference to Exhibit 10.1 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1992)

10.2 Reflectone, Inc. 1990 Stock Option Plan, as amended through November 7, 1991 (incorporated by reference to Exhibit 19.4 filed with the Report on Form 10-Q of Reflectone, Inc. for the quarter ended September 30,
       1991)

10.3   Reflectone, Inc. 1994 Stock Option Plan (incorporated by reference to
       Exhibit 10.3 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

10.4 Stock Option Agreement with Richard G. Snyder under the Reflectone, Inc. 1990 Stock Option Plan dated as of February 8, 1990 (incorporated by reference to Exhibit 10.4 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

10.5 Form of Stock Option Agreement with Robert L. Kirk under the Reflectone, Inc. 1990 Stock Option Plan (incorporated by reference to
       Exhibit 10.5 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)


       63
Exhibit
Number

10.6 Reflectone, Inc. Variable Incentive Compensation Plan, as in effect for the year ending December 31, 1992 (incorporated by reference to Exhibit
       10.5 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1991)

10.7 Lease to Build Agreement dated December 28, 1978, between Reflectone, Inc. and Tampa West Industrial Park, Inc.

10.8 Amendments to Exhibit 10.6 dated March 26, 1979 (Amend. No. 1), May 10, 1979 (Amend. No. 2), February 15, 1980 (Amend. No. 3), June 4, 1980
       (letter agreement), and July 10, 1980 (Amend. No. 4) (incorporated by reference to Exhibit 5(b)(2) to the Registration Statement of Reflectone, Inc. on Form S-7 filed with the Commission on September 9,
       1980)

10.9 Amendments No. 5 and 6, dated August 11, 1982 and June 8, 1984, respectively, to Exhibit 10.6, together with Memorandum of Building Addition Lease dated August 11, 1982

10.10 Lease to Build Addition Agreement dated August 11, 1982 between Reflectone, Inc. and Tampa West Industrial Park, Inc. and First Amendment to Lease to Build Addition Agreement dated December 29, 1982 between Reflectone, Inc. and Tampa West Industrial Park, Inc.

10.11 Basic Agreement dated August 11, 1982 between Reflectone, Inc. and Tampa West Industrial Park, Inc. and First Amendment to Basic Agreement dated December 29, 1982

10.12 $20,000,000 Borrowing Facility Agreement between Reflectone, Inc. and British Aerospace Finance, Inc. dated as of July 21, 1995 (incorporated by reference to Exhibit 10.12 filed with Report on Form 10-Q of Reflectone, Inc. for the quarter ended June 30, 1995)

10.13 Agreement for Credit Availability between Reflectone, Inc. and British Aerospace Plc. dated August 7, 1995 (incorporated by reference to
       Exhibit 10.13 filed with Report on Form 10-Q of Reflectone, Inc. for the quarter ended June 30, 1995)

10.14 $40,000,000 Borrowing Facility Agreement C-130J Program between Reflectone, Inc. and British Aerospace Finance, Inc. dated as of July 21, 1995 (incorporated by reference to Exhibit 10.30 filed with Report on Form 10-Q of Reflectone, Inc. for the quarter ended June 30, 1995)

10.15 $10,000,000 Revolving Line of Credit Agreement between Reflectone, Inc. and Wachovia Bank of Georgia, N.A. dated June 30, 1995 (incorporated by reference to Exhibit 10.15 filed with Report on Form 10-Q of Reflectone, Inc. for the quarter ended June 30, 1995)

       64
Exhibit
Number

10.16 $20,000,000 Letter of Credit Agreement between Lloyds Bank Plc and Reflectone, Inc. dated November 1, 1995

10.17 Representation from British Aerospace Public Limited Company that it intends to continue to provide or guarantee Reflectone, Inc.'s credit facilities dated February 27, 1996

10.18 Form of Indemnification Agreement between the Registrant and its directors

10.19 Form of Indemnification Agreement between the Registrant and certain of its officers

10.20 Subscription Agreement between British Aerospace Holdings, Inc. and Reflectone, Inc., dated as of May 23, 1988 (incorporated by reference to Exhibit 10.20 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

10.21 Stock Purchase Agreement between British Aerospace Holdings, Inc. and Reflectone, Inc. dated as of September 15, 1989 (incorporated by reference to Exhibit 10.21 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

10.22 Summary of Special Security Agreement Among British Aerospace Public Limited Company, British Aerospace Holdings, Inc., Reflectone, Inc., and the Department of Defense (incorporated by reference to Exhibit filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)


10.23 Flight Training Center Management Agreement between British Aerospace, Inc. and Reflectone Training Systems, Inc. dated as of March 17, 1993 (incorporated by reference to Exhibit 10.24 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1992)

10.24 Purchase Agreement between Reflectone, Inc. and British Aerospace Plc. dated June 21, 1993 (incorporated by reference to Exhibit 2.1 filed with the Report on Form 8-K of Reflectone as of June 21, 1993)

10.25 Employment Agreement between the Company and Richard G. Snyder dated January 16, 1990 (incorporated by reference to Exhibit 10.22 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)

10.26 Purchase Agreement Between MDFC Equipment Leasing Corporation and Reflectone Training Systems, Inc. dated December 29, 1994 (incorporated by reference to Exhibit 10.26 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

       65
Exhibit
Number

10.27 Equipment Lease Agreement, Amendment No. 1, and Lease Rider No. 1, between MDFC Equipment Leasing Corporation and Reflectone Training Systems, Inc. dated December 29, 1994 (incorporated by reference to
       Exhibit 10.27 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

10.28 Escrow Agreement between Reflectone Training Systems, Inc., MDFC Equipment Leasing Corporation, and British Aerospace Finance, Inc. dated December 29, 1994 (incorporated by reference to Exhibit 10.28 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

22.1   Subsidiaries of Reflectone, Inc. (incorporated by reference to Exhibit
       22.1 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)

24.1 Accountants' Consent to Incorporation by reference in the Registrant's Registration Statements Nos. 2-82048, 33-3059, 33-37077, and 33-79912
       on Form S-8


       66


(b)  Reports on Form 8-K


     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.




       67
                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           REFLECTONE, INC.
                             (Registrant)




Date:   March 22, 1996            By:  /s/Richard G. Snyder
                                       Richard G. Snyder
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Date:   March 22, 1996           By:  /s/Richard G. Snyder
                                      Richard G. Snyder
                                      President, Chief Executive Officer,
                                      and Director
                                      (Principal Executive Officer)



Date:   March 22, 1996           By:  /s/Richard W. Welshhans
                                      Richard W. Welshhans
                                      Vice President- Finance
                                      and Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)



Date:   March 22, 1996           By:  /s/Stella F. Thayer
                                      Stella F. Thayer
                                      Chairman of the Board

        68





Date:   March 22, 1996           By:  /s/Edward W. Bettke
                                      Edward W. Bettke
                                      Director




Date:   March 22, 1996           By:  /s/David R. Fish
                                      David R. Fish
                                      Director



Date:   March 22, 1996           By:  /s/Sydney Gillibrand
                                      Sydney Gillibrand
                                      Director



Date:   March 22, 1996           By:  /s/Robert F. Schoultz
                                      Robert F. Schoultz
                                      Director




Date:   March 22, 1996           By:  /s/Dale R. States
                                      Dale R. States
                                      Director

       69
     REFLECTONE, INC.

     FORM 10-K
     (For the Year Ended December 31, 1995)


                         EXHIBIT INDEX


EXHIBIT
NUMBER


 3.1 Amended and Restated Articles of Incorporation of the Registrant, as amended and restated through August 15, 1988 (incorporated by reference to Exhibit 3.1 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)

 3.2 Designation of Relative Rights and Preferences and Other Terms of 8% Cumulative Convertible Preferred Stock (incorporated by reference to
       Exhibit 3.2 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)

 3.3 Bylaws of the Registrant, as amended and restated through August 7, 1992 (incorporated by reference to Exhibit 3.3 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)

 4.1 Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K with respect to documents evidencing certain long-term debt of the Registrant (incorporated by reference to Exhibit 4.2 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31,
       1991)

10.1 1982 Incentive Stock Option Plan, as amended through April 27, 1987 (incorporated by reference to Exhibit 10.1 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1992)

10.2 Reflectone, Inc. 1990 Stock Option Plan, as amended through November 7, 1991 (incorporated by reference to Exhibit 19.4 filed with the Report on Form 10-Q of Reflectone, Inc. for the quarter ended September 30,
       1991)

10.3   Reflectone, Inc. 1994 Stock Option Plan (incorporated by reference to
       Exhibit 10.3 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

10.4 Stock Option Agreement with Richard G. Snyder under the Reflectone, Inc. 1990 Stock Option Plan dated as of February 8, 1990 (incorporated by reference to Exhibit 10.4 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)



       70
EXHIBIT
NUMBER

10.5 Form of Stock Option Agreement with Robert L. Kirk under the Reflectone, Inc. 1990 Stock Option Plan (incorporated by reference to
       Exhibit 10.5 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

10.6 Reflectone, Inc. Variable Incentive Compensation Plan, as in effect for the year ending December 31, 1992 (incorporated by reference to Exhibit
       10.5 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1991)

10.7 Lease to Build Agreement dated December 28, 1978, between Reflectone, Inc. and Tampa West Industrial Park, Inc.

10.8 Amendments to Exhibit 10.6 dated March 26, 1979 (Amend. No. 1), May 10, 1979 (Amend. No. 2), February 15, 1980 (Amend. No. 3), June 4, 1980
       (letter agreement), and July 10, 1980 (Amend. No. 4) (incorporated by reference to Exhibit 5(b)(2) to the Registration Statement of Reflectone, Inc. on Form S-7 filed with the Commission on September 9,
       1980)

10.9 Amendments No. 5 and 6, dated August 11, 1982 and June 8, 1984, respectively, to Exhibit 10.6, together with Memorandum of Building Addition Lease dated August 11, 1982

10.10 Lease to Build Addition Agreement dated August 11, 1982 between Reflectone, Inc. and Tampa West Industrial Park, Inc. and First Amendment to Lease to Build Addition Agreement dated December 29, 1982 between Reflectone, Inc. and Tampa West Industrial Park, Inc.

10.11 Basic Agreement dated August 11, 1982 between Reflectone, Inc. and Tampa West Industrial Park, Inc. and First Amendment to Basic Agreement dated December 29, 1982

10.12 $20,000,000 Borrowing Facility Agreement between Reflectone, Inc. and British Aerospace Finance, Inc. dated as of July 21, 1995 (incorporated by reference to Exhibit 10.12 filed with Report on Form 10-Q of Reflectone, Inc. for the quarter ended June 30, 1995)

10.13 Agreement for Credit Availability between Reflectone, Inc. and British Aerospace Plc. dated August 7, 1995 (incorporated by reference to
       Exhibit 10.13 filed with Report on Form 10-Q of Reflectone, Inc. for the quarter ended June 30, 1995)

10.14 $40,000,000 Borrowing Facility Agreement C-130J Program between Reflectone, Inc. and British Aerospace Finance, Inc. dated as of July 21, 1995 (incorporated by reference to Exhibit 10.30 filed with Report on Form 10-Q of Reflectone, Inc. for the quarter ended June 30, 1995)


       71
EXHIBIT
NUMBER

10.15 $10,000,000 Revolving Line of Credit Agreement between Reflectone, Inc. and Wachovia Bank of Georgia, N.A. dated June 30, 1995 (incorporated by reference to Exhibit 10.15 filed with Report on Form 10-Q of Reflectone, Inc. for the quarter ended June 30, 1995)

10.16 $20,000,000 Letter of Credit Agreement between Lloyds Bank Plc and Reflectone, Inc. dated November 1, 1995

10.17 Representation from British Aerospace Public Limited Company that it intends to continue to provide or guarantee Reflectone, Inc.'s credit facilities dated February 27, 1996

10.18 Form of Indemnification Agreement between the Registrant and its directors

10.19 Form of Indemnification Agreement between the Registrant and certain of its officers

10.20 Subscription Agreement between British Aerospace Holdings, Inc. and Reflectone, Inc., dated as of May 23, 1988 (incorporated by reference to Exhibit 10.20 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

10.21 Stock Purchase Agreement between British Aerospace Holdings, Inc. and Reflectone, Inc. dated as of September 15, 1989 (incorporated by reference to Exhibit 10.21 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

10.22 Summary of Special Security Agreement Among British Aerospace Public Limited Company, British Aerospace Holdings, Inc., Reflectone, Inc., and the Department of Defense (incorporated by reference to Exhibit filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)


10.23 Flight Training Center Management Agreement between British Aerospace, Inc. and Reflectone Training Systems, Inc. dated as of March 17, 1993 (incorporated by reference to Exhibit 10.24 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1992)

10.24 Purchase Agreement between Reflectone, Inc. and British Aerospace Plc. dated June 21, 1993 (incorporated by reference to Exhibit 2.1 filed with the Report on Form 8-K of Reflectone as of June 21, 1993)

10.25 Employment Agreement between the Company and Richard G. Snyder dated January 16, 1990 (incorporated by reference to Exhibit 10.22 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)


       72
EXHIBIT
NUMBER

10.26 Purchase Agreement Between MDFC Equipment Leasing Corporation and Reflectone Training Systems, Inc. dated December 29, 1994 (incorporated by reference to Exhibit 10.26 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)


10.27 Equipment Lease Agreement, Amendment No. 1, and Lease Rider No. 1, between MDFC Equipment Leasing Corporation and Reflectone Training Systems, Inc. dated December 29, 1994 (incorporated by reference to
       Exhibit 10.27 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

10.28 Escrow Agreement between Reflectone Training Systems, Inc., MDFC Equipment Leasing Corporation, and British Aerospace Finance, Inc. dated December 29, 1994 (incorporated by reference to Exhibit 10.28 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)

22.1   Subsidiaries of Reflectone, Inc. (incorporated by reference to Exhibit
       22.1 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)

24.1 Accountants' Consent to Incorporation by reference in the Registrant's Registration Statements Nos. 2-82048, 33-3059, 33-37077, and 33-79912
       on Form S-8