Form 10-K/A
period 1995-12-31
REFLECTONE INC /FL/
filed 1996-04-05
CIK 785037

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K/A

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

     Securities registered pursuant to Section 12(b) of the Act:
     Title of Each Class        Name of Each Exchange on Which Registered
           None                                   None

     Securities registered pursuant to Section 12(g) of the Act:
              Common Stock, par value  $.10 per share
                          (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes [X]                      No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.               [X]

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

       1

                    REFLECTONE, INC. AND SUBSIDIARIES

     This amendment of Form 10-K/A is being filed solely to file the complete text of Exhibit 10.16, Letter of Credit Agreement between Lloyds Bank Plc and Reflectone,Inc dated November 1, 1995, to the registrant's Form 10-K for the fiscal year ended December 31, 1995 (the "Original Filing"), which was timely filed with the Commission on March 29, 1996. Only a portion of Exhibit 10.16 was filed with the Original Filing solely as a result of an electronic transmission error.

Exhibit 10.16
                    LETTER OF CREDIT AGREEMENT

This LETTER OF CREDIT AGREEMENT ("this Agreement") is made as of the First day of November 1st, 1995 between LLOYDS BANK PLC (the
"Bank") and REFLECTONE, INC. (the "Applicant").

Subject to the terms and conditions of this Agreement the Bank hereby agrees to issue and provide, for the account and at the request of the Applicant including its wholly-owned subsidiary Reflectone U.K. Ltd., one or more: (i) irrevocable letters of credit, and (ii) Bonds and overdraft facilities as described in the Letter of Agreement between Reflectone U.K. Ltd and the Bank which is attached hereto as Exhibit A. Each of the Letters of Credit or Bonds shall be in such currency and each in such form as shall have been agreed by the Bank and the Applicant (each a "Credit", and together the "Credits") provided that (a) the aggregate face amount of all unexpired Credits issued pursuant hereto, together with all amounts drawn under any Credits issued pursuant hereto and not yet reimbursed by or for the account of the Applicant shall nevver when added to the over draft facilities detailed in the attached Exhibit A exceed $20,000,000 or its equivalent in other currencies (as determined by the Bank) (the "Commitment"), (b) the Commitment shall be available to be utilized by the Applicant by means of its requesting the Bank to issue Credits for the Applicant's account thereunder from the date hereof until October 31, 1996 (the "Commitment Termination Date"), (c) no Credit shall have a term from its date of issuance to its stated date of expiry of longer than one (1) year and (d) the following statements shall be true on and as of the date of issuance of each Credit: (i) the representations and warranties contained in Section 7 of this Agreement are correct on and as of such date and as though made on and as of such date and (ii) no event which is, or with the giving of notice or the passage of time, or both, would be, an Event of Default (collectively, "Defaults", and individually a "Default") shall then exist and be continuing or shall result from the issuance of such Credit.

IN CONSIDERATION of the issuance by the Bank of one or more Credits as requested in the Agreement (as each Credit may, from time to time, be amended or modified with the written agreement of the Applicant), the Applicant hereby agrees with the Bank as follows:

     1. The Applicant hereby agrees to pay on demand to the Bank at the Bank's office at 199 Water Street, New York, New York 10038
(the "Issuing Branch"):

          (i) the amount which the Bank shall have paid pursuant to the terms of each Credit at any time;

          (ii) interest on (a) the amounts referred to in clause
(i) above from the date any such amount is paid by the Bank under such Credit until payment in full is received by the Bank and (b) any other amount due from the Applicant to the Bank under this Agreement from the date which is ten (10) days following the Bank's written demand to the Applicant therefor, at a fluctuating interest rate per annum (computed on the basis of a year of 360 days for the actual number of days elapsed until payment in full) equal to the rate designated from time to time by the Bank in the United States as its Prime Rate plus 1%, such rate to change automatically from time to time as of the opening of business on the effective date of each change in the Prime Rate (the "Bank Rate"), and

          (iii) any and all reasonable charges and expenses as described in Sections 2 and 6 hereof incurred by the Bank relative to the Credit, together with interest thereon at the Bank Rate from the tenth (10th) day following delivery by the Bank to the Applicant of a written invoice detailing any such charges or expenses.

     2.(a) The Applicant will pay to the Bank at the Issuing Branch a non-refundable commission with respect to each Credit at the rate of 0.55% per annum on the stated amount of such Credit on each day for the preceding quarter (the "Maximum Amount"). Such commission shall be computed on the basis of a 360-day year for the actual number of days elapsed and shall be payable quarterly in arrears for so long as such Credit remains in effect (and on the expiry date of such Credit).

       4
     (b) If any change in any law, regulation or regulatory guideline, or in the interpretation thereof by any court or administrative or governmental authority charged with the administration thereof shall either (i) impose, modify or deem applicable any reserve, special deposit, capital adequacy or similar requirement or guideline against letters of credit, or commitments to extend credit, issued by the Bank or (ii) impose on the Bank any other condition therefor, and the result of any event referred to in clause (i) or (ii) above shall be to increase, by an amount deemed by the Bank in its sole discretion to be material, the cost (other than an increase resulting from a change in any net income tax imposed upon the Bank) to the Bank of issuing or maintaining any Credit or the commitment, then, within ten (10) days following demand by the Bank, accompanied by the certificate referred to in the following sentence, the Applicant shall immediately pay to the Bank, from time to time as specified by the Bank, additional amounts which shall be sufficient to compensate the Bank for such increased cost. A certificate as to such increased cost incurred by the Bank as a result of any event mentioned in clause (i) or (ii) above, submitted by the Bank to the Applicant and including a statement in reasonable detail as to the reason for and calculation of such increase, shall, absent manifest error, be conclusive as to the amount thereof.

     2(A) The obligation of the Bank to issue the initial Credit requested by the Applicant is subject to the conditions precedent that the Bank shall have received on or before the day of issuance of such initial Credit the following, each dated on or within thirty (30) days prior to such date of issuance, in form and substance satisfactory to the Bank:

     (a) A certified copy of the resolution of the Board of Directors of the Applicant authorizing this Agreement, and all documents evidencing other necessary corporate (or other) action and governmental approvals, if any, with respect to this Agreement.

     (b) An Incumbency Certificate executed by the Secretary or an Assistant Secretary of the Applicant certifying the names and true signatures of the officers of the Applicant authorized to sign this Agreement and the other documents to be delivered hereunder.

     (c) The original of the unconditional guarantee, in a form and in substance acceptable to the Bank (the "Guarantee"), from British Aerospace Plc (the "Guarantor"), guaranteeing the prompt payment and performance of the obligations of the Applicant to the Bank under this Agreement.
       5
     (d) A certified copy of the resolution of the Banking Committee of the Board of Directors the Guarantor authorizing the Guarantee, and all documents evidencing other necessary corporate or other) action and governmental approvals, if any, with respect to the Guarantee.

     (e) A Power of Attorney executed by the Secretary or an Assistant Secretary of the Guarantor authorizing certain individuals to sign the Guarantee and any other documents to be delivered thereunder.

     3. The obligations of the Applicant under this Agreement shall be absolute and unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement, under all circumstances whatsoever, including, without limitation, the following circumstances:

     (a) any lack of validity or enforceability of this Agreement, any Credit, or any other agreement or instrument relating thereto
(collectively, the "Related Documents");

     (b) any amendment or waiver of or any consent to departure from all or any of the Related Documents;

     (c) the existence of any claim, set-off, defense or other right which the Applicant may have at any time against the beneficiary of any Credit (or any entities for whom such beneficiary may be acting), whether in connection with this Agreement, the transactions contemplated hereby or any unrelated transaction;

     (d) any statement or any other draft or document presented under any Credit proving to be forged, fraudulent, invalid or inaccurate in any material respect;

     (e) payment by the Bank under any Credit against presentation of a statement or draft which does not strictly comply with the terms of the Letter of Credit,

provided that the action or inaction of the Bank shall not have manifested gross negligence or willful misconduct on the part of the Bank.

       6
     4. In the event of any change or modification, with the written agreement of the Applicant, relative to any Credit or any instruments or documents called for thereunder, including waiver of noncompliance of any such instruments or documents with the terms of such Credit, this Agreement shall be binding upon the Applicant with regard to such Credit as so changed or modified, and to any action taken by the Bank or any of its correspondents relative thereto.

     5. Neither the Bank nor any of its officers or directors shall be liable or responsible for: (a) the use which may be made of any Credit or for any acts or omissions of the beneficiary thereof in connection therewith; (b) the validity, accuracy or genuineness of documents, or of any endorsement(s) thereon, even if such documents should in fact prove to be in any or all respects invalid, inaccurate, fraudulent or forged; (c) payment by the Bank against presentation of documents which do not strictly comply with the terms of any Credit, including failure of any documents to bear any reference or adequate reference to such Credit, or (d) any other circumstances whatsoever in making or failure to make payment under any Credit, except only that the Applicant shall have a claim against the Bank, and the Bank shall be liable to the Applicant to the extent, but only to the extent, of any direct, as opposed to consequential, damages suffered by the Applicant which the Applicant proves were caused by (i) the Bank's willful misconduct or gross negligence in determining whether documents presented under any Credit complied with the terms of such Credit or (ii) the Bank's willful failure to pay under any Credit after the presentation to it by the beneficiary thereof of a sight draft and certificate strictly complying with the terms and conditions of such Credit. In furtherance and not in limitation of the foregoing, the Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary. In no event shall the Bank be liable to the Applicant for the actions of any third party, including, without limitation, correspondents of the Bank selected by the Bank with reasonable care.

       7
     6. The Applicant agrees to hold the Bank and its officers, directors, shareholders, employees, agents and servants (collectively, the "Bank's Parties") indemnified and harmless against any and all claims, liabilities, losses or damages, including the reasonable fees, costs and/or disbursements of counsel to the Bank, however arising from or in connection with any Credit and the transactions contemplated thereby and/or hereby except to the extent of any such loss or damage is incurred as a result of the gross negligence or willful misconduct of the Bank or any of the Bank's Parties, as the case may be.

     7. The Applicant represents and warrants to the Bank as follows:

     (a) The Applicant is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida and has all requisite corporate power and authority to own its properties and to conduct its business as now conducted.

     (b) The Applicant has full right, power and authority to enter into this Agreement, to execute and deliver all Related Documents executed by it, and to incur the obligations provided for herein and therein, all of which acts have been duly authorized by all proper and necessary corporate action on the part of the Applicant.

     (c) Except as has been disclosed to the Bank in writing, there are no actions, suits or proceedings pending or, to the knowledge of the Applicant, threatened against or affecting the Applicant, or any of its properties or assets, before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which, if determined adversely to the Applicant, would have a material adverse effect upon the ability of the Applicant to perform its obligations hereunder and under the Related Documents.

     (d) The balance sheet of the Applicant and its consolidated subsidiaries as of and for the fiscal year ending on 31 December, 1994, and the related statements of income and retained earnings of the Applicant and its consolidated subsidiaries for the fiscal year then ended, and the balance sheet of the Guarantor and its consolidated subsidiaries as of and for the fiscal year ending on 31 December, 1994, and the related statements of income and retained earnings of the Guarantor and its consolidated subsidiaries for the fiscal year then ended, copies of all of which
       8
have been furnished to the Bank, fairly present the financial condition of the Applicant and its consolidated subsidiaries and the Guarantor and its consolidated subsidiaries for the periods ended on such dates, all in accordance with generally accepted accounting principles consistently applied in the jurisdiction of organization of the Applicant and the Guarantor, respectively, and since those dates, there has been no material adverse change in such condition of either the Applicant or the Guarantor which has not already been previously disclosed to the bank prior to the date of this agreement.

     (e) This Agreement and all Related Documents executed by the Applicant are the legal, valid, and binding obligations of the Applicant enforceable against the Applicant in accordance with their respective terms, except as such enforceability may be limited by-general principles of equity and by bankruptcy, insolvency, reorganization or other laws of general application affecting the enforcement of creditors' rights.

     (f) There is no default by the Applicant or, to the best of the Applicant's knowledge, by any party to any other Related Document and no event has occurred and is continuing, and no condition exists, which with notice or the passage of time or both would constitute a default under any thereof.

     8. So long as any Credit remains outstanding or any amount remains outstanding hereunder, the Applicant will, unless the Bank shall otherwise agree in writing:

     (a) Compliance with Laws. Etc. Comply, in all material respects, with all applicable laws, rules, regulations and governmental orders except (i) such as are being contested in good faith by appropriate proceedings and (ii) for failures to comply which, individually or in the aggregate, do not have a material adverse effect on the financial condition of the Applicant and its subsidiaries, taken as a whole.


       9
     (b) Reporting Requirements. Furnish to the Bank:

          (i) as soon as available and in any event within 60 days after the end of each fiscal quarter in each fiscal year of the Applicant (except the final such fiscal quarter), a consolidated balance sheet and statement of income and retained earnings or a Form 10Q of the Applicant and its subsidiaries as of the end of such fiscal quarter and for the period commencing at the end of the previous fiscal year and ending with the end of such fiscal quarter certified by the Applicant's Chief Financial Officer, which certificate shall also state that no Default has occurred and is continuing (or if such has occurred and is continuing, providing the details thereof together with the action which the Applicant has taken or proposes to take to remedy such Default);

          (ii) as soon as available and in any event within 120 days after the end of each fiscal year of the Applicant and the Guarantor a copy of the annual report or report and accounts or Form 10k for such year for the Applicant and its subsidiaries, and the Guarantor and its subsidiaries, respectively, containing the balance sheet and statement of income and retained earnings of the Applicant and its subsidiaries and the Guarantor and its subsidiaries, respectively, as at the end of such fiscal year, certified in a manner consistent with generally accepted auditing practices by Coopers & Lybrand and KPMG Peat Marwick respectively, or any other independent public accountants of recognized national standing then serving as the Applicant's and the Guarantor's, respectively, independent public accountants (and including copies of the transmittal letter from such accountants to the Applicant and the Guarantor, respectively) and accompanied by a certificate of the Applicant's Chief Financial Officer to the effect that no Default has occurred and is continuing (or if such has occurred and is continuing, providing the details thereof together with the action which the Applicant has taken or proposes to take to remedy such Default);

          (iii) within a reasonable period of time after the sending or filing thereof, copies of all such proxy statements and reports as the Applicant or the Guarantor sends to the holders of its securities generally.

     (c) Notice of Events. Give the Bank, promptly upon the Applicant's obtaining knowledge thereof, written notice of any condition or event which has resulted in a Default.


       10
     9.(a) Any of the following events shall constitute an "Event of Default" hereunder:

(i) The Applicant shall fail to pay within 10 days after the due date thereof the commission referred to in Section 2(a) hereof or shall fail to pay when due to the Bank any other amount when due and payable hereunder; or

(ii) Any representation or warranty made by the Applicant in this Agreement or any Related Document shall prove to have been incorrect in any material respect when made or deemed made; or

(iii) The Applicant shall fail to perform or observe any other term, covenant or agreement contained in this Agreement on its part to be performed or observed and not otherwise enumerated in this
Section 9, and any such failure shall remain unremedied for 30 days after written notice thereof shall have been given to the Applicant by the Bank; or

(iv) A proceeding shall have been instituted in a court having jurisdiction in the premises seeking a decree or order for relief in respect of the Applicant or the Guarantor in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect or for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Applicant or the Guarantor, as the case maybe, of for any substantial part of its property or for the winding up or liquidation of its affairs and any of the aforesaid proceedings shall remain undismissed or unstated and in effect for a period of 60 consecutive days or a decree or order shall be entered granting the relief sought in such proceeding; or

(v) The Applicant or the Guarantor shall become insolvent or unable to pay its debts as they mature (or shall admit in writing that it is unable to do so), shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law or shall take any action in furtherance of any of the foregoing or the Applicant or the Guarantor, as the case may be, shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian or sequestrator (or other similar official) of it or for

       11
any substantial part of its property, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any action in furtherance of any of the foregoing; or

(vi) The failure of the Guarantee to remain in full force and effect at any time, or the declaration by the Guarantor that it has no further obligations thereunder; or

(vii) (a) The Applicant or the Guarantor or a material subsidiary of the Guarantor defaults in the performance of any other agreement for borrowed money and such default is not remedied within any applicable period of grace so as to accelerate the due date of payment of borrowed money thereunder or if any borrowed money of the Applicant or the Guarantor or a material subsidiary of the Guarantor becomes due and payable prior to the stated maturity thereof as a result of any event of default by the Applicant or the Guarantor or a material subsidiary of the Guarantor or if any borrowed money is not paid at the maturity thereof and within any period of grace applicable thereto or any guarantee for borrowed money given by the Applicant or the Guarantor or a material-subsidiary of the Guarantor shall not be honoured when called and within any applicable period of grace; and

(b) The aggregate of all such borrowed money in default exceeds 10,000,000 pound sterling (or the equivalent amount thereof in other currencies) provided that, for the purposes of this paragraph
(vii) no account shall be taken of any borrowed money owing to a trade creditor by the Applicant or the Guarantor or a material subsidiary of the Guarantor, if the Applicant or Guarantor is in bona fide dispute with such trade creditor and the payment of such borrowed money is being withheld by reason of such bona fide dispute; or


       12
     (b) If one or more of the foregoing Events of Default shall occur, the Bank may, in addition to the other remedies available to it hereunder, at law or in equity, or under any of the Related Documents, exercise one or more of the following remedies: (i) by notice to the Applicant, declare the obligations of the Applicant hereunder to be forthwith due and payable, and the same shall thereupon become due and payable without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived provided, however, that upon the occurrence of an event described in subsections (a)(iv) or (a)(v) of this Section 9, the obligations of the Applicant hereunder shall automatically become due and payable without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived, or
(ii) exercise such other remedies as may be available to the Bank under any of the Related Documents or at law.

     10. No delay, extension of time, renewal, compromise or other indulgence which may be granted by the Bank to the Applicant shall impair the Bank's rights or powers hereunder.

Neither party to this Agreement shall be deemed to have waived any of its rights hereunder, unless such party or its authorized agent shall have signed such waiver in writing. No such waiver, unless expressly as stated therein, shall be effective as to any transaction which occurs subsequent to the date of such waiver, nor as to any continuance of a breach of any provision of this Agreement after such waiver.

     11.(a) This Agreement is a continuing obligation and shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, transferees and assigns; provided, however, that the Applicant may not assign or delegate any part of this Agreement, or its obligations hereunder, without the prior written consent of the Bank.

     (b) Upon expiration or cancellation of all Credits pursuant to their terms, and payment by or for the account of the Applicant to the Bank of all amounts outstanding hereunder, the agreement represented by this Agreement shall terminate and be of no further force and effect, provided that the provisions of Section 6 hereof shall survive such termination.

       13
     12. Any provision of this Agreement which is prohibited, unenforceable or not authorized in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition, unenforceablity or nonauthorization without invalidating the remaining provisions hereof or affecting the validity, enforceability or legality of such provisions in any other jurisdiction.

     13. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK. The Applicant hereby submits itself to the non-exclusive jurisdiction of the courts of the State of New York and of the United States of America sitting in New York City, New York in connection with any proceeding arising hereunder. Notwithstanding any other provision of this Agreement, nothing in this Agreement shall be construed to require the Applicant to pay interest on any amount at a rate per annum in excess of the highest-rate permitted by applicable law.

     IN WITNESS WHEREOF, the parties have signed this Agreement a in the Preamble of this Agreement.

                              REFLECTONE INC.

                                   /s/Richard W. Welshhans
                              By: ________________________
                                   As Its: Vice President & CFO

                              LLOYDS BANK PLC,
                              acting through its Issuing Branch

                                        /s/Windsor R. Davies
                              By: _____________________
                                   Winsor R. Davies
                                   Vice President & Manager
                                        D061

                                   Anastasia Micklethwaite
                                   Executive Officer
                                        M-141
LCAPP4

       14
                         INCUMBENCY CERTIFICATE

     I, Richard G. Snyder, the President and Chief Executive Officer of Reflectone, Inc., a Florida corporation (he "Corporation"), in connection with the renewal of the $20,000,000 standby letter of credit facility to be issued to the Corporation by Lloyds Bank Plc (the "Lloyds Renewal"), do hereby certify as follows:

     The person named below is the duly elected and qualified officer of the Corporation, authorized to execute documents on behalf of the Corporation relating to the Lloyds Renewal and his representative genuine signature is set opposite his name: e:

Name /Title                             Signature
 Richard W. Welshhans                   /s/Richard W. Welshhans
 Vice President, Secretary,              ______________________
 and Chief Financial Officer





IN WITNESS WHEREOF, I have executed and affixed the seal of the Corporation to this certificate this 23rd day of October, 1995.


                              /s/R. G. Snyder
                              ________________
                              Richard G. Snyder, President and
                              Chief Executive Officer



     Seal

       15
                    OFFICER'S CERTIFICATE

     I, Richard W. Welshhans, being the duly and validly elected and constituted Secretary of Reflectone, Inc., a Florida corporation (the "Company"), in connection with the renewal of the $20,000,000 standby letter of credit facility to be issued to the Company by Lloyds Bank Plc (the "Lloyds Renewal"), do hereby certify as follows:

     The attached hereto as Exhibit A is a true, correct and complete copy of the resolutions adopted by the Board of Directors of the Company authorizing the Lloyds Renewal.

     IN WITNESS WHEREOF, I have executed this Certificate this 23rd day of October, 1995.


                                   /s/Richard W. Welshhans
                                   _______________________________
                                   Richard W. Welshhans, Secretary

       16
Exhibit A

     "RESOLVED, that the Board of Directors of the Company hereby authorizes the extension and/or renewal of the Company's Letter of Credit Agreement with Lloyds Bank Plc ("Lloyds") through October 1996 on substantially that same terms that presently exist with Lloyds.

     RESOLVED FURTHER, that the Chief Executive Officer and the Chief Financial officer of the Company, or either of them, are hereby authorized and directed to negotiate and execute in the name of and on behalf of the Company, all documentation, certificates and agreements, as shall be deemed necessary and appropriate, for the renewal of the Letter of Credit Agreement with Lloyds through October 1996; the execution and delivery of the documents, certificates and agreements by such authorized officers being conclusive of the due authorization thereof."

          17
                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              REFLECTONE, INC.
                              (Registrant)


Dated: April 3, 1996               By:  /s/ Richard G. Snyder
       _____________               ________________________
                                   Richard G. Snyder
                                   President, Chief Executive Officer,
                                   and Director
                                   (Principal Executive Officer)


Dated: April 3, 1996               By:  /s/ Richard W. Welshhans
       _____________               ________________________
                                   Richard W. Welshhans
                                   Vice President - Finance, Chief
                                   Financial Officer, and Secretary
                                   (Principal Financial and Accounting
                                   Officer)