Form 10-Q
period 1996-03-29
REFLECTONE INC /FL/
filed 1996-05-13
CIK 785037

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                  March 29, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File                 0-14059


                           REFLECTONE, INC.
        (Exact name of Registrant as specified in its charter)

      Florida                                                  06-0663546
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

  4908 Tampa West Boulevard, Tampa, Florida                    33634-2481
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:         (813)885-7481

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.
                                                        Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $.10 per share, 2,816,785 shares as of May 7, 1996.


                          Exhibits  -  None




         1


                     Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                    Reflectone, Inc. & Subsidiaries
                      Consolidated Balance Sheets
               As of March 29, 1996 and December 31, 1995


                                              (Unaudited)
                                                March 29,   December 31,
ASSETS                                             1996          1995
Current assets
  Cash and cash equivalents                   $  3,756,586  $  4,582,021
  Receivables - non affiliate                   31,223,016    26,101,185
  Receivables - affiliate                        2,162,655       628,922
  Current installments of long-term
    note receivable                                  -         3,558,000
  Net deferred tax assets                        1,214,000     1,050,000
  Prepaid expenses and other
    current assets                               2,109,545     1,480,190
                                              ------------  ------------
      Total current assets                      40,465,802    37,400,318
Property, plant & equipment, net                 7,852,923     7,881,699
Investments - restricted                         5,000,000     5,000,000
Other assets                                       417,047       441,568
                                              ------------  ------------
                                              $ 53,735,772  $ 50,723,585
                                              ============  ============









         2


LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                            $  5,894,608  $  9,980,857
  Due to affiliate                               1,419,360     1,995,079
  Borrowings on line of credit - affiliate      15,141,921     6,513,666
  Advance billings                               6,092,460     7,832,601
  Accrued employee compensation and benefits     3,038,668     4,218,694
  Federal and state income taxes payable         1,142,966       827,263
  Accrued settlement expenses                    1,068,415     1,068,415
  Other accrued expenses and liabilities         1,805,782     1,807,763
                                              ------------  ------------
      Total current liabilities                 35,604,180    34,244,338
                                              ------------  ------------
Deferred gain on sale of equipment               2,385,430     2,503,747
                                              ------------  ------------
Commitments and contingencies (Note 2)
Shareholders' equity
  Convertible preferred stock - par value
    $1.00; authorized -  50,000 shares;
    issued outstanding - 50,000 shares
    of 8% cumulative convertible preferred
    stock (liquidating preference $176 per
    share, aggregating $8,800,000)                  50,000        50,000
  Common stock - par value $.10; authorized
    - 10,000,000 shares; issued and
    outstanding - 2,813,454 and
    2,750,255 shares                               281,345       275,025
  Additional paid-in capital                    32,026,686    31,741,011
  Cumulative translation adjustment                768,509       734,705
  Accumulated deficit                          (17,380,378)  (18,825,241)
                                              ------------  ------------
      Total shareholders' equity                15,746,162    13,975,500
                                              ------------  ------------
                                              $ 53,735,772  $ 50,723,585
                                              ============  ============








See accompanying notes to consolidated financial statements.

         3

                    Reflectone, Inc. & Subsidiaries
                   Consolidated Statements of Income
        For the Quarters Ended March 29, 1996 and March 31, 1995
                              (Unaudited)

                                                    Quarter Ended
                                                 March 29,     March 31,
                                                   1996          1995
Revenues
  Non-affiliate                               $ 14,230,744  $ 13,952,558
  Affiliate                                      7,096,319     1,849,314
                                              ------------  ------------
                                                21,327,063    15,801,872
                                              ------------  ------------
Cost and expenses
  Cost of sales
    Non-affiliate                               13,256,298    12,864,990
    Affiliate                                    5,170,276       961,464
                                              ------------  ------------
                                                18,426,574    13,826,454

  General and administrative                       939,377       987,124
                                              ------------  ------------
                                                19,365,951    14,813,578
                                              ------------  ------------
Income from operations                           1,961,112       988,294
                                              ------------  ------------
Other income (expense)
  Interest income                                  106,992       183,500
  Interest expense                                (119,221)     (512,978)
  Other                                             85,008        83,278
                                              ------------  ------------
                                                    72,779      (246,200)
                                              ------------  ------------
Income before income taxes                       2,033,891       742,094
Provision for income taxes                         413,030       100,000
Net income                                       1,620,861       642,094
Preferred stock dividends                          176,000       176,000
                                              ------------  ------------
Net income applicable to
  common shareholders                         $  1,444,861  $    466,094
                                              ============  ============
Income per common and common
  equivalent share
    Primary                                   $        .49  $        .17
                                              ============  ============
    Fully diluted                             $        .47  $         -
                                              ============  ============

See accompanying notes to consolidated financial statements.

         4

                    Reflectone, Inc. & Subsidiaries
                 Consolidated Statements of Cash Flows
        For the Quarters Ended March 29, 1996 and March 31, 1995
                              (Unaudited)



                                                   1996          1995
Cash flows from operating activities:
  Net income                                  $  1,620,861  $    642,094
  Depreciation and amortization                    435,285       569,241
  Deferred income taxes                           (164,000)        -
  Change in assets and liabilities:
    Decrease (increase) in receivables
      Non-affiliate                             (5,179,925)    5,047,968
      Affiliate                                 (1,541,195)   (1,834,693)
    Decrease in inventory                            -          (660,702)
    Increase (decrease) in accounts payable     (4,043,914)   (3,378,174)
    Decrease in due to affiliate                  (562,183)     (541,292)
    Increase (decrease) in advance billings     (1,739,907)      228,825
    Decrease in accrued employee compensation
      and benefits                              (1,172,631)     (198,198)
    Other                                         (374,273)     (908,846)
                                              ------------  ------------
Net cash used in operating activities          (12,721,882)   (1,033,777)
                                              ------------  ------------
Cash flows from investing activities:
  Capital expenditures                            (415,619)     (250,383)
  Settlement of long-term note receivable        3,558,284         -
                                              ------------  ------------
Net cash provided by (used in)
  investing activities                           3,142,665      (250,383)
Cash flows from financing activities:
  Paydowns under line-of-credit agreements     (12,793,140)  (57,550,000)
  Borrowings under line-of-credit agreements    21,421,395    53,439,018
  Dividends on preferred stock                    (176,000)     (176,000)
  Other                                            291,995        22,428
                                              ------------  ------------
Net cash provided by (used in)
  financing activities                           8,744,250    (4,264,554)
                                              ------------  ------------
Net decrease in cash                              (834,967)   (5,548,714)
Cash and cash equivalents at beginning
  of period                                      4,582,021     7,329,914
Effect of exchange rate changes on cash              9,532        18,839
                                              ------------  ------------
Cash and cash equivalents at end of period    $  3,756,586  $  1,800,039
                                              ============  ============

See accompanying notes to consolidated financial statements.

         5
                   Reflectone, Inc. & Subsidiaries
              Notes to Consolidated Financial Statements
                     Quarter Ended March 29, 1996
                             (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter March 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

All intercompany transactions have been eliminated.

Note 1 - Receivables

Component elements of receivables consist of the following:

                                              March 29,   December 31,
                                                1996           1995
Receivables
  U.S. Government
    Billed                                  $  5,384,021  $  5,363,973
    Unbilled                                   3,958,067     1,932,588
    Unrecovered costs subject to future
    negotiation -- not billed                  1,400,000     1,400,000
                                            ------------  ------------
                                              10,742,088     8,696,561
                                            ------------  ------------
  Lockheed Aeronautical Systems Company
    Billed                                          -            -
    Unbilled                                  19,875,216    14,780,610
                                            ------------  ------------
                                              19,875,216    14,780,610
                                            ------------  ------------
  Commercial
    Billed                                     1,094,259     2,554,538
    Unbilled                                        -          558,023
    Allowance for doubtful accounts             (488,547)     (488,547)
                                            ------------  ------------
                                                 605,712     2,624,014
                                            ------------  ------------
                                            $ 31,223,016  $ 26,101,185
                                            ============  ============
  Affiliates
    Billed                                  $    479,956  $    545,729
    Unbilled                                   1,682,699        83,193
                                            ------------  ------------
                                            $  2,162,655  $    628,922
                                            ============  ============
                  6

                   Reflectone, Inc. & Subsidiaries
              Notes to Consolidated Financial Statements
                     Quarter Ended March 29, 1996
                             (Unaudited)


Note 1 - Receivables (continued)

Unbilled amounts represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to customers. These amounts will be billed in subsequent periods as progress billings, upon shipment of the product, or upon completion of the contract.

Unrecovered costs subject to future negotiation include incremental costs arising out of customer-occasioned unforeseen development work and amounts for work performed not specified in express contract provisions. The amounts recorded represent only a portion of the total compensation sought by the Company from customers. Therefore, while any and all recoveries are subject to future negotiations, the actual recoveries could be more or less than those currently anticipated in the Company's consolidated financial statements. Management has made provision for future costs associated with these actions. (See Note 2)

Under the terms of the Company's contract with Lockheed Martin Corporation ("LMC") to design and manufacture two dynamic mission simulators and other related training devices, the Company will not receive a substantial portion of the contractual payments from LMC until delivery and acceptance of the devices currently scheduled for the fourth quarter of 1997.

It is anticipated that approximately $21.3 million of receivables will not be collected within one year.

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






         7

                    Reflectone, Inc. & Subsidiaries
               Notes to Consolidated Financial Statements
                      Quarter ended March 29, 1996
                              (Unaudited)


Note 3 - Earnings Per Common Share continued

Fully diluted earnings per share assumes, in addition to the above, (i) that the Convertible Preferred Stock was converted at the beginning of each period or date of issuance, if later, (ii) that earnings were increased for preferred dividends that would not have been incurred had conversion taken place, and, (iii) the additional dilutive effect of stock options and warrants.

The numbers of shares used in the earnings per share computation are as follows:

                                                   Quarter Ended
                                                1996       1995
Primary
  Weighted average common shares outstanding  2,772,451  2,682,094
  Stock options                                 157,089    106,252
                                              ---------  ---------
Average common shares outstanding             2,929,540  2,788,346
  Convertible preferred stock                   500,000    500,000
  Additional dilutive effect of
   stock options                                 18,374     18,598
                                              ---------  ---------

Fully diluted assumed common
   shares outstanding                         3,447,914  3,306,944
                                              =========  =========

Fully diluted per share data is not disclosed for the quarter ended March 31, 1995 since the effect would be antidilutive.

Note 4 - Stock Options

In February 1996, the Company granted options under the Company's 1994 Stock Option Plan to purchase 41,500 shares of the Company's common stock at $18.50 per share. At March 29, 1996, none of these options were exercisable, and there were 62,500 shares of common stock available for future stock options under this plan.







         8


                    Reflectone, Inc. & Subsidiaries
               Notes to Consolidated Financial Statements
                      Quarter ended March 29, 1996
                              (Unaudited)



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






         9


                    Reflectone, Inc. & Subsidiaries
               Notes to Consolidated Financial Statements
                      Quarter ended March 29, 1996
                              (Unaudited)



Note 5 - Credit Agreements and Borrowings (continued)

The estimated fair value of the warrants are reflected in interest expense as a cost of financing. Fair value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 85%, risk free interest rate of 6.2%, and expected lives of 4 years.

The Company's $10.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. permits the Company to select loans bearing interest at a floating prime rate or at a fixed rate of LIBOR plus .25% and to specify, within limits, the period during which the selected fixed interest rate will be in effect. The agreement matures on June 28, 1996, and is supported by the corporate guarantee of British Aerospace. At March 29, 1996, no borrowings were outstanding under this line and therefore the full amount of this facility was available.

Under the Lloyds Bank Plc (Lloyds) letter of credit facility, the Company may issue irrevocable standby letters of credit and bank guarantees aggregating up to $20.0 million. The Company pays a non-refundable commission on the stated amount of credits issued for the actual number of days outstanding at 0.55% per annum. The agreement is supported by the corporate guarantee of British Aerospace and matures on October 31, 1996. At March 29, 1996, there were approximately $17.9 million of credit available under this agreement.

The Company's revolving line of credit facility with British Aerospace Finance, Inc. provides for working capital borrowings aggregating up to $20.0 million. An interest rate of LIBOR plus 3.50% per annum is charged under this facility. The agreement matures on July 21, 1996 and permits the Company to specify, within limits, the period during which the borrowings will mature. At March 29, 1996 there were approximately $19.6 million of additional credit available under this facility.






         10


                    Reflectone, Inc. & Subsidiaries
               Notes to Consolidated Financial Statements
                      Quarter ended March 29, 1996
                              (Unaudited)



Note 5 - Credit Agreements and Borrowings (continued)

As discussed in Note 1, the Company will not receive payments from LMC under the terms of the C-130J contract until the fourth quarter of 1997. Accordingly, during the third quarter of 1995, the Company negotiated a second credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. The C-130J Facility currently provides for borrowings aggregating up to $40.0 million and matures on July 21, 1996. Draws under this facility are limited to actual costs incurred by the Company and RUKL on the LMC C-130J program. Interest rates charged under the C-130J Facility are at LIBOR plus 1.50%. By means of a letter dated February 27, 1996, British Aerospace has further represented that, as long as British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company, it intends to continue to provide annual financing for the C-130J program until payment is received from LMC. At March 29, 1996 there were approximately $25.3 million of additional credit available under this facility.







         11


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

During the quarter ended March 29, 1996, the Company used $12.7 million in cash, net, for operating activities while in the comparable quarter of 1995, the Company used $1.0 million in cash, net, for operating activities. Operating cash flow was negatively impacted during the quarter ended March 29, 1996 by increases in non-affiliate and affiliate receivables, and reductions in accounts payable, advance billings, and accrued employee compensation and benefits. The increase in non-affiliate receivables primarily related to the contract with Lockheed Martin Corporation ("LMC")to design and manufacture two C-130J dynamic mission simulators and other related training devices.

During the quarter ended March 29, 1996, the Company increased its net short-term borrowings by $8.6 million and reduced its cash by $835,000. During the same period, gross borrowings of $21.4 million, reductions in cash balances and cash received upon settlement of the long-term note receivable were used primarily to fund $12.8 million in scheduled maturities of borrowings under the Company's credit facilities and to fund operating activities during the quarter.

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




         12


As discussed in Note 1 to the Company's Consolidated Financial Statements, the Company will not receive payments from LMC under the terms of the C-130J contract until the achievement of certain contractual milestones, currently scheduled for the fourth quarter of 1997. Accordingly, the Company has a special credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. The C-130J Facility currently provides for borrowings aggregating up to $40.0 million and matures on July 21, 1996. Draws under this facility are limited to actual costs incurred by the Company and its wholly-owned subsidiary, Reflectone UK Limited ("RUKL"), on the LMC C-130J program. By means of a letter dated February 27, 1996, British Aerospace has further represented that as long as British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company, it intends to continue to provide annual financing for the C-130J program until payment is received from LMC. Based on current schedules, the contract is estimated to require incremental funding of $25.0 million in 1996 and $22.0 million in 1997. While the cost of financing this program is being recovered through the contract with LMC, an increase in interest rates or an extension of the scheduled delivery dates could result in financing costs in excess of that priced into the contract.

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





         13


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

Results of Operations

Consolidated revenues increased by $5.5 million, or 35.0% during the first quarter of 1996 as compared to the comparable quarter in 1995.

Revenues of the Training Devices Segment increased by 92.4% during the quarter ended March 29, 1996 as compared to the comparable quarter in 1995. The increase in revenues primarily resulted from revenues generated by the C-130J program with LMC and two full-flight simulator programs with affiliates.

Revenues of the Training Services Segment decreased by 16.6% during the quarter ended March 29, 1996 as compared to the comparable quarter in 1995. The decrease primarily relates to the 1995 loss of reprocurements relating to four training services contracts in which the Company was the incumbent contractor. The 1996 first quarter revenues were also negatively impacted by the revision of the management agreement pursuant to which the Company manages the British Aerospace-owned Dulles Training Center. Under the terms of the revised management agreement, the Company will receive a fixed fee of $500,000 annually and will be reimbursed by British Aerospace for the Company's costs associated with the Dulles Center.

Revenues of the Systems Management Segment were approximately $1.9 million for the quarter ended March 29, 1996 as compared to $424,000 for the comparable quarter in 1995. The increase in revenues related to the third quarter 1995 award of a contract from an affiliate for a C-130H simulator for ultimate delivery to an international customer.

The Company's income from operations was approximately $1.9 million and $988,000 in the first quarter of 1996 and 1995, respectively. The operating profit of the Training Devices Segment was $404,000 and $217,000 for the first quarter of 1996 and 1995, respectively. The increased profitability primarily relates to profits recognized during the quarter on two affiliate programs.





         14


Operating profits of the Training Services Segment increased by $347,000 or 46.0%, to $1.1 million during the quarter ended March 29, 1996 as compared to the comparable period in 1995. The increased profitability was primarily the result of increased profits on existing contracts with the U.S. Government.

Operating profits of the Systems Management Segment were $439,000 for the quarter ended March 29, 1996 compared to break-even for the comparable quarter in 1995. The 1996 operating profit reflects profit recognition on a contract from an affiliate for the sale of a C-130H simulator.

Interest income approximated $107,000 and $184,000 during the first quarter of 1996 and 1995, respectively. Interest income is primarily interest earned on long-term notes receivable, restricted investments and temporary cash investments.

Interest expense for the quarter ended March 29, 1996, approximated $119,000 as compared to $513,000 for the comparable quarter in 1995. During the first quarter of 1996, interest costs of $156,000 associated with the Company's financing of the C-130J program were charged to the C-130J program and reflected in cost of sales rather than as interest expense.

The increase in the provision for income taxes in the quarter ended March 29, 1996 as compared to the comparable 1995 quarter resulted from a higher estimate of taxable income for federal and state income tax purposes and the availability of net operating losses in 1995. The Company has recorded a deferred tax asset of $1.2 million, for which recovery in future periods is not dependent upon future taxable income.

Backlog

Contractual backlog decreased to $108.5 million at March 29, 1996, from $121.1 million at December 31, 1995. Of the contractual backlog at March 29, 1996, 75.8% consisted of orders of the Training Devices Segment, 11.3% consisted of orders of the Training Services Segment and 12.9% consisted of orders of the Systems Management Segment. This compares to 71.3%, 15.6% and 13.1%, respectively at December 31, 1995. The contractual backlog of the Training Devices Segment includes the Lockheed C-130J program in the amount of $56.5 million. Annual contract awards within the Training Services Segment to provide training to U.S. Military personnel are generally recorded during the fourth calendar quarter. This results in a declining backlog for the Training Services Segment during the first three calendar quarters. Not included in contractual backlog are announced orders for which definitive contracts have not been executed and unobligated contract options under U.S. Government contracts.






        15


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

The Company has responded to these market conditions by diversifying into new markets and by seeking the formation of strategic teaming arrangements with airframe manufacturers and prime contractors for weapon systems. As in prior years, the Company continues its diversification strategy of pursuing a greater number of opportunities in the training services market. In addition, with the acquisition of RUKL in June 1993 and the purchase of certain assets of the Microflite product line in early 1994, the Company expanded the product lines of the Training Devices Segment and increased the number of opportunities available to it in the European and commercial airline simulation markets. In November 1993, RUKL was selected by LMC as its training systems teammate for the C-130J program. This teaming arrangement with LMC resulted in an award during 1995 worth $77.0 million over the life of the program.

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





         16


The Company may experience transaction gains and losses from currency fluctuations related to its international operations. In order to minimize foreign exchange risk, the Company selectively hedges certain of its foreign exchange exposures principally relating to foreign currency accounts payable and accounts receivable. The Company's hedging strategy is facilitated by its ability to borrow foreign currencies under the revolving credit facility and the C-130J Facility provided by British Aerospace. This strategy has reduced the company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future to the extent appropriate. The Company does not engage in speculative hedging activities, nor does the Company hedge nontransaction-related balance sheet exposure.

The Company has entered into contracts to buy forward British pounds with an equivalent value of $12.3 million to reduce the Company's exposure to foreign currency exchange risk associated with the cost of subcontractors and other programs requirements of the C-130J program denominated in British pounds. These contracts mature quarterly in varying amounts from June 1996 to June 1997. British Aerospace is the counterparty to these instruments. The forward contracts should not subject the Company to risk from exchange movement because gains and losses on these contracts offset losses and gains on the transactions being hedged. However, the amount and timing of the program costs were estimated and changes in these estimates could result in future gains or losses from exchange rate movements.

Certain Statements

This Quarterly Report on Form 10-Q contains forward-looking staements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Results" and elsewhere in this Quarterly Report.





        17


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                REFLECTONE, INC.
                                (Registrant)




Date:     May, 13, 1996         By: /s/ Richard G. Snyder
                                   Richard G. Snyder
                                   President and Chief Executive
                                   Officer



Date:     May 13, 1996          By: /s/ Richard W. Welshhans
                                   Richard W. Welshhans
                                   Vice President - Finance and
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)







         18