Form 10-Q
period 1996-06-30
REFLECTONE INC /FL/
filed 1996-08-14
CIK 785037

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        June 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period   from            to

     Commission File No.                 0-14059


                            REFLECTONE, INC.
        (Exact name of Registrant as specified in its charter)


         Florida                                      06-0663546
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


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

  Common Stock, par value $.10 per share, 2,813,695 shares as of August 12, 1996.

                    Part I - FINANCIAL INFORMATION


Item 1 - Financial Statements



                         Reflectone, Inc. & Subsidiaries
                           Consolidated Balance Sheets
                    As of June 30, 1996 and December 31, 1995


                                        (Unaudited)
                                           June 30,    December 31,
ASSETS                                       1996           1995
Current assets
  Cash and cash equivalents             $  5,205,084   $  4,582,021
  Receivables - non affiliate             32,765,403     26,101,185
  Receivables - affiliate                  4,381,911        628,922
  Current installments of long-term
    note receivable                            -          3,558,000
  Net deferred tax assets                  1,050,000      1,050,000
  Prepaid expenses and other
    current assets                         1,673,524      1,480,190
                                        ____________   ____________

Total current assets                      45,075,922     37,400,318
Property, plant & equipment, net           8,179,250      7,881,699
Investments - restricted                   5,000,000      5,000,000
Other assets                                 426,088        441,568
                                        ____________   ____________
                                        $ 58,681,260   $ 50,723,585
                                        ============   ============

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                      $  4,609,613   $  9,980,857
  Due to affiliate                         2,630,498      1,995,079
  Borrowings on line of credit
    - affiliate                           20,146,717      6,513,666
  Advance billings                         4,341,962      7,832,601
  Accrued employee compensation
    and benefits                           3,915,415      4,218,694
  Federal and state taxes payable            604,720        827,263
  Accrued settlement expenses              1,068,415      1,068,415
  Other accrued expenses and
    liabilities                            1,150,522      1,807,763
                                        ____________   ____________
       Total current liabilities          38,467,862     34,244,338
                                        ____________   ____________
Deferred gain on sale of equipment         2,323,809      2,503,747
                                        ____________   ____________
Commitments and contingencies (Note 2)
Shareholders' equity
  Convertible preferred stock - par
    value $1.00; authorized - 50,000
    shares; issued and outstanding -
    50,000 shares of 8% cumulative
    convertible preferred stock
    (liquidating preference $176 per
    share, aggregating $8,800,000)            50,000         50,000
  Common stock - par value $.10;
    authorized - 10,000,000 shares;
    issued and outstanding - 2,852,445
    and 2,750,255 shares                     285,244        275,025
  Additional paid-in capital              32,576,611     31,741,011
  Cumulative translation adjustment          736,616        734,705
  Accumulated deficit                    (15,758,882)   (18,825,241)
                                        ____________   ____________
       Total shareholders' equity         17,889,589     13,975,500
                                        ____________   ____________
                                        $ 58,681,260   $ 50,723,585
                                        ============   ============








See accompanying notes to consolidated financial statements.

                   Reflectone, Inc. & Subsidiaries
                  Consolidated Statements of Income
      For the Six and Three Months Ended June 30, 1996 and 1995
                          (Unaudited)


                                                  Six Months
                                            1996              1995
Revenues
 Non-affiliate                            $32,062,037     $33,348,998
 Affiliate                                 12,317,875       4,357,538
                                          ___________     ___________
                                           44,379,912      37,706,536
                                          ___________     ___________
Costs and expenses
 Cost of sales
 Non-affiliate                             28,437,225      29,917,379
 Affiliate                                 10,019,255       3,402,581
                                          ___________     ___________
                                           38,456,480      33,319,960
 General and administrative                 2,017,690       1,910,444
                                          ___________     ___________
                                           40,474,170      35,230,404
                                          ___________     ___________
Income from operations                      3,905,742       2,476,132
                                          ___________     ___________
Other income (expense)
 Interest income                              240,063         380,110
 Interest expense                            (192,892)     (1,064,011)
 Other                                        133,771          14,554
                                          ___________     ___________
                                              180,942        (669,347)
                                          ___________     ___________
Income before income taxes                  4,086,684       1,806,785
Provision for income taxes                    668,325         250,000
                                          ___________     ___________
Net income                                  3,418,359       1,556,785
Preferred stock dividends                     352,000         352,000
                                          ___________     ___________
Net income applicable
 to common shareholders                   $ 3,066,359     $ 1,204,785
                                          ===========     ===========
Income per common and
 common equivalent share
    Primary                               $      1.04     $       .44
                                          ===========     ===========
    Fully diluted                         $       .99     $       -
                                          ===========     ===========

See accompanying notes to consolidated financial statements.





                                                 Three Months
                                              1996          1995

                                            $17,831,293   $19,396,440
                                              5,221,556     2,508,224
                                            ___________   ___________
                                             23,052,849    21,904,664

                                            ___________   ___________

                                             15,180,927    17,052,389
                                              4,848,979     2,441,117
                                            ___________   ___________
                                             20,029,906    19,493,506
                                              1,078,313       923,320
                                            ___________   ___________
                                             21,108,219    20,416,826
                                            ___________   ___________
                                              1,944,630     1,487,838
                                            ___________   ___________

                                                133,071       196,610
                                                (73,671)     (551,033)
                                                 48,763       (68,724)
                                            ___________   ___________
                                                108,163      (423,147)
                                            ___________   ___________
                                              2,052,793     1,064,691
                                                255,295       150,000
                                            ___________   ___________
                                              1,797,498       914,691
                                                176,000       176,000
                                            ___________   ___________

                                            $ 1,621,498   $   738,691
                                            ===========   ===========
                                            $       .55   $       .27
                                            ===========   ===========
                                            $       .51   $       -
                                            ===========   ===========

                        Reflectone, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows
                         Six Months ended June 30, 1996
                                  (Unaudited)


                                               1996          1995
Cash flows from operating activities:
 Net income                               $  3,418,359  $  1,556,785
 Depreciation and amortization                 889,119     1,136,843
 Change in assets and liabilities:
    Decrease (increase) in receivables
      Non-affiliate                         (6,620,067)    1,492,958
      Affiliate                             (3,761,279)      (29,380)
    Decrease in inventory                        -           219,736
    Decrease in accounts payable            (5,338,331)   (1,438,523)
    Increase (decrease) in due to
      affiliate                                634,103    (1,568,710)
    Increase (decrease) in advance
      billings                              (3,491,534)    3,266,668
    Increase (decrease) in accrued employee
      compensation and benefits               (302,502)      634,993
    Other                                   (1,275,007)   (2,042,198)
                                          ____________  ____________
Net cash provided by (used for)
 operating activities                      (15,847,139)    3,229,172
                                          _____________ ____________
Cash flows from investing activities:
 Capital expenditures                       (1,206,938)     (514,955)
 Settlement of long-term note receivable     3,558,284       485,876
                                          ____________  ____________
Net cash provided by (used for)
 investing activities                        2,351,346       (29,079)
                                         _____________  ____________
Cash flows from financing activities:
 Paydowns under line-of-credit
    agreements                             (59,713,905) (104,970,848)
 Borrowings under line-of-credit
    agreements                              73,346,956    97,425,791
 Dividends on preferred stock                 (352,000)     (352,000)
 Other                                         845,819        30,209
                                         _____________  ____________
Net cash provided by financing activities   14,126,870     7,866,848
                                         _____________  ____________
Net increase (decrease) in cash                631,077    (4,666,755)
Cash and cash equivalents at beginning
 of period                                   4,582,021     7,329,914
Effect of exchange rate changes on cash         (8,014)        9,546
                                          ____________  ____________
Cash and cash equivalents at end of
 period                                   $  5,205,084  $  2,672,705
                                          ============  ============

See accompanying notes to consolidated financial statements.

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                         Six Months ended June 30, 1996
                                  (Unaudited)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

All intercompany transactions have been eliminated.

Note 1 - Receivables

Component elements of receivables consist of the following:

                                             June 30,     December 31,
                                               1996            1995
Receivables
 U.S. Government
    Billed                                 $  4,882,752   $  5,363,973
    Unbilled                                  3,150,268      1,932,588
    Unrecovered costs subject to future
      negotiation -- not billed               1,400,000      1,400,000
                                           ____________   ____________
                                              9,433,020      8,696,561
                                           ____________   ____________
 Lockheed Martin Corporation
    Billed                                    1,247,709          -
    Unbilled                                 21,967,605     14,780,610
                                           ____________   ____________
                                             23,215,314     14,780,610
                                           ____________   ____________












 Commercial
    Billed                                      605,617      2,554,538
    Unbilled                                      -            558,023
    Provision for doubtful accounts            (488,548)      (488,547)
                                           ____________   ____________
                                                117,069      2,624,014
                                           ____________   ____________
                                           $ 32,765,403   $ 26,101,185
                                           ============   ============
 Affiliates
    Billed                                 $  2,592,330   $    545,729
    Unbilled                                  1,789,581         83,193
                                           ____________   ____________
                                           $  4,381,911   $    628,922
                                           ============   ============

                     Reflectone, Inc. & Subsidiaries
              Notes to Consolidated Financial Statements
                      Six Months ended June 30, 1996
                               (Unaudited)

Note 1 - Receivables (continued)

Unbilled amounts represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to customers. These amounts will be billed in subsequent periods as progress billings, upon shipment of the product, or upon completion of the contract.

Unrecovered costs subject to furture negotiation include incremental costs arising out of customer-occasioned unforeseen development work and amounts for work performed not specified in express contract provisions. The amounts recorded represent only a portion of the total compensation sought by the Company from customers. Therefore, while any and all recoveries are subject to future negotiations, the actual recoveries could be more or less than those currently anticipated in the Company's consolidated financial statements. Management has made provision for future costs associated with these actions as described in Note 2.

Under the terms of the Company's contract with Lockheed Martin
Corporation ("LMC") to design and manufacture two dynamic mission simulators and other related training devices, the Company will not receive a substantial portion of the contractual payments from LMC until delivery and acceptance of the devices currently scheduled for the fourth quarter of 1997.

It is anticipated that approximately $23.4 million of receivables will not be collected within one year.

An allowance for doubtful accounts is provided based on historical experience and after consideration of specific accounts and current economic conditions.

Note 2 - Commitments and Contingencies

The Company has asserted its rights to recovery of certain incremental costs arising out of customer-occasioned unforeseen development work and amounts for work performed not specified in express contract provisions as more fully described in Note 1. Management has made provision for future costs associated with these actions and believes the provision established is adequate for this purpose.

Note 3 - Earnings Per Common Share

Primary earnings per share are based on the weighted average number of common shares and common share equivalents outstanding and give effect to the recognition of preferred dividend requirements. Common share equivalents include dilutive stock options and warrants using the treasury stock method.

                   Reflectone, Inc. & Subsidiaries
            Notes to Consolidated Financial Statements
                    Six Months ended June 30, 1996
                            (Unaudited)



Note 3 - Earnings Per Common Share (continued)

Fully diluted earnings per share assumes, in addition to the above, i) that the Convertible Preferred Stock was converted at the beginning of each period, ii) that earnings were increased for preferred dividends that would not have been incurred had conversion taken place, and, iii) the additional dilutive effect of stock options and warrants.

The numbers of shares used in the earnings per share computations are as follows:

                                  Six Months          Three Months
                               1996      1995       1996       1995
Primary
 Weighted average common
    shares outstanding       2,792,955 2,684,085  2,813,459  2,686,077
 Stock options                 143,713    83,834    158,012     61,416
                             _________ _________  _________  _________
Average common shares
    outstanding              2,936,668 2,767,919  2,971,471  2,747,493
 Convertible preferred stock   500,000   500,000    500,000    500,000
 Additional dilutive effect
    of stock options            32,627     9,299     48,159      -
                             _________ _________  _________  _________
 Fully diluted assumed common
    shares outstanding       3,469,295 3,277,218  3,519,630  3,247,493
                             ========= =========  =========  =========

Fully diluted per share data is not disclosed for the six months and three months ended June 30, 1995 since the effect would be antidilutive.


Note 4 - Stock Options

In February 1996, the Company granted options under the Company's 1994 Stock Option Plan to purchase 41,500 shares of the Company's common stock at $18.50 per share. At June 30, 1996 none of these options were exercisable, and there were 62,500 shares of common stock available for future stock options under this plan.

                    Reflectone, Inc. & Subsidiaries
              Notes to Consolidated Financial Statements
                     Six Months ended June 30, 1996
                              (Unaudited)


Note 5 - Credit Agreements and Borrowings

To date the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace Plc. or its affiliates (collectively, "British Aerospace"). However, pursuant to the terms of an Agreement for Credit Availability dated as of August 7, 1996, British Aerospace has agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's credit facilities through August 7, 1997. Renewal of the Company's credit facilities beyond August 7, 1997 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated February 27, 1996, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's credit facilities will be renewed annually. The Company's credit facilities and the Agreement for Credit Availability with British Aerospace contain certain covenants which, among other things, require the Company: i) to be current with respect to the payment of dividends on its 8% Cumulative Convertible Preferred Stock prior to any draw under the British Aerospace provided facilities, ii) to pay British Aerospace a facility fee of 50 basis points per annum on the maximum aggregate availability ($87.0 million) of the credit facilities provided or guaranteed by British Aerospace, and iii) to pay British Aerospace a guarantee fee of 3.25% per annum on amounts outstanding under the Company's $2.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. In addition, the Company's Agreement for Credit Availability requires that the Company obtain the prior approval of British Aerospace for all material capital investment expenditures as defined in the Agreement for Credit Availability.

During the second quarter of 1996 the Company reduced its revolving line of credit facility with Wachovia Bank of Georgia, N.A. from $10.0 million to $2.0 million. The facility permits the Company to select loans bearing interest at a floating prime rate or at a fixed rate of LIBOR plus .25% and to specify, within limits, the period during which the selected fixed interest rate will be in effect. The agreement matures on August 7, 1997, and is supported by the corporate guarantee of British Aerospace. At June 30, 1996, no borrowings were outstanding under this line and therefore the full amount of this facility was available.

                    Reflectone, Inc. & Subsidiaries
               Notes to Consolidated Financial Statements
                     Six Months ended June 30, 1996
                              (Unaudited)


Note 5 - Credit Agreements and Borrowings (continued)

Under the Lloyds Bank Plc letter of credit facility, the Company may issue irrevocable standby letters of credit and bank guarantees aggregating up to $20.0 million. The Company pays a non-refundable commission on the stated amount of credits issued for the actual number of days outstanding at 0.55% per annum. The agreement is supported by the corporate guarantee of British Aerospace and matures on October 31, 1996. At June 30, 1996, there were approximately $17.9 million of credit available under this agreement.

Subsequent to the end of the second quarter, the Company reduced its revolving line of credit facility with British Aerospace Finance, Inc. from $20.0 million to $10.0 million. The agreement provides for working capital borrowings and an interest rate of LIBOR plus 3.50% per annum is charged under this facility. The agreement matures on August 7, 1997 and permits the Company to specify, within limits, the period during which the borrowings will mature. At June 30, 1996, borrowings under this facility approximated $416,000.

As discussed in Note 1, the Company will not receive payments from LMC under the terms of the C-130J contract until the achievement of certain contractual milestones, currently scheduled for the fourth quarter of 1997. Accordingly, during the third quarter of 1995, the Company negotiated a second credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. Subsequent to the end of the second quarter of 1996 the C-130J Facility was increased from $40.0 million to $55.0 million. The agreement matures on August 7, 1997. Draws under this facility are limited to actual costs incurred by the Company and Reflectone UK, Ltd., ("RUKL") a wholly-owned subsidiary of the Company on the LMC C-130J program. Interest rates charged under the C-130J Facility are at LIBOR plus 1.50%. By means of a letter dated February 27, 1996, British Aerospace has further represented that, as long as British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company, it intends to continue to provide annual financing for the C-130J program until payment is received from LMC. At June 30, 1996, borrowing under this facility approximated $19.7 million.

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

During the six-month period ended June 30, 1996, the Company used $15.8 million in cash, net, for operating activities while in the comparable period of 1995, the Company generated $3.2 million in cash, net, from operating activities. Operating cash flow was negatively impacted during the six-month period ended June 30, 1996 primarily by increases in non-affiliate and affiliate receivables, and reductions in accounts payable, advance billings and other changes in assets and liabilities, net. The increase in non-affiliate receivables primarily related to the contract with Lockheed Martin Corporation ("LMC")to design and manufacture two C-130J dynamic mission simulators and other related training devices. The increase in affiliate receivables primarily relates to three full-flight simulator programs with affiliates.

During the six-month period ended June 30, 1996, the Company increased its net short-term borrowings by $13.6 million and increased its cash by $631,000. During the same period, gross borrowings of $73.3 million, and cash received upon settlement of the long-term note receivable were used primarily to fund $59.7 million in scheduled maturities of borrowings under the Company's credit facilities and to fund operating activities during the six-month period.

To date the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace. However, pursuant to the terms of an Agreement for Credit Availability dated as of August 7, 1996, British Aerospace has agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's credit facilities through August 7, 1997. Renewal of the Company's credit facilities beyond August 7, 1997 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated February 27, 1996, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's credit facilities will be renewed annually. Specific discussion of the Company's credit facilities is included in Note 5 to the Consolidated Financial Statements.

As discussed in Note 1 to the Company's Consolidated Financial Statements, the Company will not receive payments from LMC under the terms of the C-130J contract until the achievement of certain contractual milestones, currently scheduled for the fourth quarter of 1997. Accordingly, the Company has a special credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. Subsequent to the end of the second quarter the C-130J Facility was increased from $40.0 million to $55.0 million. The agreement matures on August 7, 1997. Draws under this facility are limited to actual costs incurred by the Company on the LMC C-130J program. By means of a letter dated February 27, 1996, British Aerospace has further represented that as long as British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company, it intends to continue to provide annual financing for the C-130J program until payment is received from LMC. Based on current schedules, the contract is estimated to require incremental funding of $25.0 million during 1996 and $22.0 million in 1997. While the cost of financing this program is being recovered through the contract with LMC, an increase in interest rates or an extension of the scheduled delivery dates could result in financing costs in excess of that priced into the contract.

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

Based upon the availability under its current credit facilities and anticipated renewals thereof; anticipated increases in the C-130J Facility; projected cash flows from current and future programs with achievement of projected program milestones; anticipated reductions in restricted investments; expected resolution and recovery of costs subject to future negotiation as described in Notes 1 and 2 to the Consolidated Financial Statements; and income tax benefits available for future use, management believes that the Company's capital resources are adequate to meet its short- and long-term business needs.

Results of Operations

During the three- and six-month periods ended June 30, 1996, the Company's consolidated revenues increased by $1.1 million and $6.7 million, or 5.2% and 17.7%, respectively, from comparable periods in 1995.

Revenues of the Training Devices Segment increased by 32.7% during the six-month period ended June 30, 1996 as compared to the comparable period in 1995. The increase in revenues primarily resulted from revenues generated by the C-130J program with LMC and three full-flight simulator programs with affiliates.

Revenues of the Training Services Segment decreased by 15.3% during the six-month period ended June 30, 1996 as compared to the comparable period in 1995. The decrease primarily relates to the 1995 loss of reprocurements relating to four training services contracts in which the Company was the incumbent contractor. Revenues for the six-month period ended June 30, 1996 were also negatively impacted by the revision of the management agreement pursuant to which the Company manages the British Aerospace-owned Dulles Training Center. Under the terms of the revised management agreement, the Company will receive a fixed fee of $500,000 annually and will be reimbursed by British Aerospace for the Company's costs associated with the Dulles Training Center.

Revenues of the Systems Management Segment were approximately $4.2 million for the six-month period ended June 30, 1996 as compared to $900,000 for the comparable period in 1995. The increase in revenues related to the third quarter 1995 award of a contract from an affiliate for a C-130H simulator for ultimate delivery to an international customer.

The Company's income from operations was approximately $1.9 million and $3.9 million for the three- and six-month periods ended June 30, 1996, respectively. This compares to income from operations of $1.5 million and $2.5 million for the comparable periods in 1995. The operating profit of the Training Devices Segment was $1.7 million and $784,000 for the six-month periods ended June 30, 1996 and 1995, respectively. The increased profitability primarily relates to profits recognized during the 1996 period on two large affiliate programs and an international military program.

Operating profits of the Training Services Segment declined by $100,000 or 5.8%, to $1.6 million during the six-month period ended June 30, 1996 as compared to the comparable period in 1995. The reduced profitability primarily related to the decline in revenues resulting from the 1995 loss of reprocurements of four training services contracts in which the Company was the incumbent contractor.

Operating profits of the Systems Management Segment were $576,000 for the six-month period ended June 30, 1996 compared to a loss of $19,000 for the comparable period in 1995. The 1996 operating profit reflects profit recognition on a contract from an affiliate for the sale of a C-130H simulator.

Interest income approximated $240,000 and $380,000 during the six-month periods ended June 30, 1996 and 1995, respectively. Interest income is primarily interest earned on long-term notes receivable, restricted investments and temporary cash investments.

Interest expense for the six-month period ended June 30, 1996, approximated $193,000 as compared to $1.1 million for the comparable period in 1995. The reduction in interest expense results from lower average levels of borrowings as compared to the previous year. In addition, during the six-month period ended June 30, 1996, interest costs of $560,000 associated with the Company's financing of the C-130J program were charged to the C-130J program and reflected in cost of sales rather than as interest expense.

The provision for income taxes increased to $668,000 during the six-month period ended June 30, 1996 as compared with $250,000 for the 1995 period. The increase in the provision for income taxes in the six-month period ended June 30, 1996 as compared to the comparable 1995 period resulted from a higher estimate of taxable income for federal and state income tax purposes and the unavailability of net operating loss carryforwards in 1996. The Company has recorded a deferred tax asset of $1.1 million, for which recovery in future periods is not dependent upon future taxable income.

Backlog

Contractual backlog decreased to $102.9 million at June 30, 1996, from $121.1 million at December 31, 1995. Of the contractual backlog at June 30, 1996, 83.0% consisted of orders of the Training Devices Segment, 5.6% consisted of orders of the Training Services Segment and 11.4% consisted of orders of the Systems Management Segment. This compares to 71.3%, 15.6% and 13.1%, respectively at December 31, 1995. The contractual backlog of the Training Devices Segment includes the Lockheed C-130J program in the amount of $49.0 million. Annual contract awards within the Training Services Segment to provide training to U.S. Military personnel are generally recorded during the fourth calendar quarter. This results in a declining backlog for the Training Services Segment during the first three calendar quarters. Not included in contractual backlog are announced orders for which definitive contracts have not been executed and unobligated contract options under U.S. Government contracts.

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

In the pursuit of new business, the Company may make contract price proposals to potential customers which, if awarded, could result in the recording of loss provisions to the consolidated financial statements. The Company also sometimes designs and manufactures prototype training devices which by their nature involve unforeseen design and development risks and exposures. The Company attempts to price these risks in the contract value but nonetheless, the frequency of losses historically experienced on prototype training devices exceed those experienced on follow-on devices. The Company attempts to recover its investment in the design and development of prototype devices by winning subsequent programs for follow-on devices. While the LMC program involves the development of prototype C-130J training devices, management believes that this program has been appropriately priced for unforeseen risks and exposures and anticipates profits in future periods on the program. The Company is also pursuing several other programs which, if awarded, could involve risks associated with prototype devices.

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

The Company has entered into contracts to buy forward British pounds with an equivalent value of $9.5 million to reduce the Company's exposure to foreign currency exchange risk associated with the cost of subcontractors and other requirements of the C-130J program denominated in British pounds. These contracts mature quarterly in varying amounts from September 1996 to June 1997. British Aerospace is the counterparty to these instruments. The forward contracts should not subject the Company to risk from exchange movement because gains and losses on these contracts offset losses and gains on the transactions being hedged. However, the amount and timing of the program costs were estimated and changes in these estimates could result in future gains or losses from exchange rate movements.

This Quarterly Report on Form 10-Q contains forward-looking comments that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking comments as a result of certain factors, including those set forth under "Factors That May Affect Future Results" and elsewhere in this Quarterly Report.

                            Part II OTHER INFORMATION




Item 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

The following documents are filed as exhibits to this Report:

10.12 $10,000,000 Borrowing Facility Agreement between Reflectone, Inc. and British Aerospace Finance, Inc. dated as of
          August 7, 1996.

10.13 Agreement for Credit Availability between Reflectone, Inc. and British Aerospace Plc dated as of August 7, 1996.

10.15     $2,000,000 Revolving Line of Credit Agreement between
          Reflectone, Inc. and Wachovia Bank of Georgia, N.A. dated as of August 7, 1996.

10.30 $55,000,000 Borrowing Facility Agreement C-130J Program between Reflectone, Inc. and British Aerospace Finance, Inc. dated as of August 7, 1996.



          (b) The Registrant did not file any reports on Form 8-K during the three-month period ended June 30, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     REFLECTONE, INC.
                                       (Registrant)




Date:     August 13, 1996          By:  /s/Richard G. Snyder
                                   Richard G. Snyder
                                   President and Chief Executive
                                   Officer



Date:     August 13, 1996          By:  /s/ Richard W. Welshhans
                                   Richard W. Welshhans
                                   Vice President - Finance and
                                   Chief Financial Office (Principal
                                   Financial and Accounting Officer)

                               REFLECTONE, INC.

                                  FORM 10-Q
                     For the Six Months Ended June 30, 1996




                                   EXHIBIT INDEX


EXHIBIT
NUMBER

10.12      $10,000,000 Borrowing Facility Agreement between
           Reflectone, Inc. and British Aerospace Finance, Inc.
           dated as of August 7, 1996.

10.13      Agreement for Credit Availability between Reflectone,
           Inc. and British Aerospace Plc dated as of August 7, 1996.

10.15      $2,000,000 Revolving Line of Credit Agreement between
           Reflectone, Inc. and Wachovia Bank of Georgia, N.A.
           dated as of August 7, 1996.

10.30      $55,000,000 Borrowing Facility Agreement C-130J
           Program between Reflectone, Inc. and British Aerospace
           Finance, Inc. dated as of August 7, 1996.