Form 10-Q
period 1996-09-27
REFLECTONE INC /FL/
filed 1996-11-12
CIK 785037

ORIGINAL
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          September 27, 1996

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

Common Stock, par value $.10 per share, 2,863,733 shares as of October
23,1996.

                         Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         Reflectone, Inc. & Subsidiaries
                           Consolidated Balance Sheets
                 As of September 27, 1996 and December 31, 1995

                                                (Unaudited)
                                                September 27,    December 31,
ASSETS                                               1996             1995
Current assets
 Cash and cash equivalents                      $  3,899,089     $  4,582,021
 Receivables - non affiliate                      43,342,516       26,101,185
 Receivables - affiliate                           2,991,101          628,922
 Current installments of long-term
     note receivable                                   -            3,558,000
 Net deferred tax assets                           1,638,930        1,050,000
 Prepaid expenses and other current assets         1,827,079        1,480,190
                                                ------------     ------------
        Total current assets                      54,033,415       37,400,318
Property, plant & equipment, net                   8,271,859        7,881,699
Investments - restricted                           5,000,000        5,000,000
Other assets                                         401,182          441,568
                                                ------------     ------------
                                                $ 67,706,456     $ 50,723,585
                                                ============     ============


LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                               $  5,568,901     $  9,980,857
 Due to affiliate                                  2,121,778        1,995,079
 Borrowings on line of credit - affiliate         27,806,184        6,513,666
 Advance billings                                  3,346,171        7,832,601
 Accrued employee compensation and benefits        3,499,650        4,218,694
 Federal and state taxes payable                     157,486          827,263
 Accrued settlement expenses                       1,068,414        1,068,415
 Other accrued expenses and liabilities            2,260,996        1,807,763
                                                ------------     ------------
        Total current liabilities                 45,829,580       34,244,338
                                                ------------     ------------
Deferred gain on sale of equipment                 2,262,189        2,503,747
                                                ------------     ------------
Commitments and contingencies (Note 2)
Shareholders' equity
 Convertible preferred stock - par value $1.00;
     authorized - 50,000 shares; issued and
     outstanding - 50,000 shares of 8% cumulative
     convertible preferred stock (liquidating
     preference $176 per share, aggregating
     $8,800,000)                                      50,000           50,000
 Common stock - par value $.10; authorized -
     10,000,000 shares; issued and outstanding -
     2,863,733 and 2,750,255 shares                  286,373          275,025
 Additional paid-in capital                       32,622,531       31,741,011
 Cumulative translation adjustment                   734,360          734,705
 Accumulated deficit                             (14,078,577)     (18,825,241)
                                                ------------     ------------
        Total shareholders' equity                19,614,687       13,975,500
                                                ------------     ------------
                                                $ 67,706,456     $ 50,723,585
                                                ============     ============


See accompanying notes to consolidated financial statements.

                     Reflectone, Inc. & Subsidiaries
                    Consolidated Statements of Income
For the Nine and Three Months Ended September 27, 1996 and September 29,1995
                              (Unaudited)

                                                         Nine Months
                                                    1996             1995
Revenues
 Non-affiliate                                  $52,256,269      $48,604,361
 Affiliate                                       17,985,362       14,422,630
                                                -----------      -----------
                                                 70,241,631       63,026,991
                                                -----------      -----------
Costs and expenses
 Cost of sales
 Non-affiliate                                   46,693,241       44,525,470
 Affiliate                                       14,593,591       11,146,979
                                                -----------      -----------
                                                 61,286,832       55,672,449
 General and administrative                       2,879,708        2,484,817
                                                -----------      -----------
                                                 64,166,540       58,157,266
                                                -----------      -----------
Income from operations                            6,075,091        4,869,725
                                                -----------      -----------
Other income (expense)
 Interest income                                    389,419          600,330
 Interest expense                                  (339,127)      (1,847,779)
 Other                                               19,946           20,655
                                                -----------      -----------
                                                     70,238       (1,226,794)
                                                -----------      -----------
Income before income taxes                        6,145,329        3,642,931
Provision for income taxes                          870,665          606,000
                                                -----------      -----------
Net income                                        5,274,664        3,036,931
Preferred stock dividends                           528,000          528,000
                                                -----------      -----------
Net income applicable
 to common shareholders                         $ 4,746,664      $ 2,508,931
                                                ===========      ===========
Income per common and
 common equivalent share
     Primary                                    $      1.60      $       .89
                                                ===========      ===========
     Fully diluted                              $      1.52      $     -
                                                ===========      ===========

                                                        Three Months
                                                    1996             1995
                                                $20,194,232      $15,255,363
                                                  5,667,487       10,065,092
                                                -----------      -----------
                                                 25,861,719       25,320,455
                                                -----------      -----------


                                                 18,256,016       14,608,091
                                                  4,574,336        7,744,398
                                                -----------      -----------
                                                 22,830,352       22,352,489
                                                    862,018          574,373
                                                -----------      -----------
                                                 23,692,370       22,926,862
                                                -----------      -----------
                                                  2,169,349        2,393,593
                                                -----------      -----------

                                                    149,356          220,220
                                                   (146,235)        (783,768)
                                                   (113,825)           6,101
                                                -----------      -----------
                                                   (110,704)        (557,447)
                                                -----------      -----------
                                                  2,058,645        1,836,146
                                                    202,340          356,000
                                                -----------      -----------
                                                  1,856,305        1,480,146
                                                    176,000          176,000
                                                -----------      -----------

                                                $ 1,680,305      $ 1,304,146
                                                ===========      ===========


                                                $       .56      $       .45
                                                ===========      ===========
                                                $       .53      $       .43
                                                ===========      ===========

See accompanying notes to consolidated financial statements.

                        Reflectone, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows
           Nine Months ended September 27, 1996 and September 29,1995
                                 (Unaudited)

                                                     1996             1995
Cash flows from operating activities:
 Net income                                     $  5,274,664     $  3,036,931
 Depreciation and amortization                     1,353,402        1,709,005
 Change in assets and liabilities:
    Increase in receivables
      Non-affiliate                              (17,588,553)        (185,394)
      Affiliate                                   (2,367,422)      (4,998,366)
    Decrease in inventory                              -            4,267,295
    Decrease in accounts payable                  (4,401,606)      (1,560,776)
    Increase (decrease) in due to affiliate          115,678       (1,293,039)
    Increase (decrease) in advance billings       (4,487,496)       3,312,379
    Increase (decrease) in accrued employee
      compensation and benefits                     (721,296)         238,521
    Other                                         (1,256,487)      (2,179,042)
                                                ------------     ------------
Net cash provided by (used for)
 operating activities                            (24,049,116)       2,347,514
                                                ------------     ------------
Cash flows from investing activities:
 Capital expenditures                             (1,759,628)        (490,917)
 Settlement of long-term note receivable           3,558,000           485,876
                                                ------------     ------------
Net cash provided by (used for)
 investing activities                              1,798,372           (5,041)
                                                ------------     ------------
Cash flows from financing activities:
 Paydowns under line-of-credit agreements       (140,125,285)    (131,700,531)
 Borrowings under line-of-credit agreements      161,417,803      124,802,769
 Dividends on preferred stock                       (528,000)        (528,000)
 Proceeds from sales of common stock                 552,215          159,678
 Other                                               340,653            -
                                                ------------     ------------
Net cash provided by financing activities         21,657,386       (7,266,084)
                                                ------------     ------------
Net decrease in cash                                (593,358)      (4,923,611)
Cash and cash equivalents at beginning
 of period                                         4,582,021        7,329,914
Effect of exchange rate changes on cash              (89,574)           7,674
                                                ------------     ------------
Cash and cash equivalents at end of period      $  3,899,089     $  2,413,977
                                                ============     ============

See accompanying notes to consolidated financial statements.

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                     Nine months ended September 27, 1996
                                  (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 27, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

All intercompany transactions have been eliminated.

Note 1 - Receivables

Component elements of receivables consist of the following:

                                                September 27,    December 31,
                                                     1996             1995
Receivables
 U.S. Government
   Billed                                       $  5,033,485     $  5,363,973
   Unbilled                                        2,418,913        1,932,588
   Unrecovered costs subject to future
     negotiation -- not billed                     1,400,000        1,400,000
                                                ------------     ------------
                                                   8,852,398        8,696,561
                                                ------------     ------------
 Lockheed Martin Corporation
   Billed                                            547,190            -
   Unbilled                                       32,315,796       14,780,610
                                                ------------     ------------
                                                  32,862,986       14,780,610
                                                ------------     ------------




 Commercial
    Billed                                         2,462,662        2,554,538
    Unbilled                                           -              558,023
    Provision for doubtful accounts                 (500,830)        (488,547)
                                                ------------     ------------
                                                   1,961,832        2,624,014
                                                ------------     ------------
                                                $ 43,677,216     $ 26,101,185
                                                ============     ============
 Affiliates
    Billed                                      $  2,250,038     $    545,729
    Unbilled                                         741,062           83,193
                                                ------------     ------------

                                                $  2,991,101     $    628,922
                                                ============     ============

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

Subsequent to the end of the third quarter of 1996, the Company negoiated modifications to the C-130J contract providing for a milestone payment of $15.0 million in the fourth quarter of 1996 and a payment of $6.0 million in the second quarter of 1997. Remaining payments under the contract are billable upon the achievement of certain contractual milestones, currently scheduled for the third and fourth quarters of 1997.

It is anticipated that approximately $12.7 million of receivables will not be collected within one year.

An allowance for doubtful accounts is provided based on historical experience and after consideration of specific accounts and current economic conditions.

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                         Nine Months ended September 27, 1996
                                  (Unaudited)


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

The numbers of shares used in the earnings per share computations are as follows:

                                     Nine Months            Three Months
                                 1996        1995         1996        1995
Primary
 Weighted average common
    shares outstanding         2,814,682   2,689,174    2,858,134   2,699,351
 Stock options                   142,872     132,847      158,381     169,665
                               ---------   ---------    ---------   ---------
Average common shares
    outstanding                2,957,554   2,822,021    3,016,516   2,869,016
 Convertible preferred stock     500,000     500,000      500,000     500,000
 Additional dilutive effect
    of stock options              21,600      19,051        -          41,544
                               ---------   ---------    ---------   ---------
 Fully diluted assumed common
    shares outstanding         3,479,154   3,341,072    3,516,516   3,410,560
                               =========   =========    =========   =========

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                     Nine Months ended September 27, 1996
                                  (Unaudited)

Note 3 - Earnings Per Common Share (continued)

Fully diluted per share data is not disclosed for the nine months ended September 29, 1995 since the effect would be antidilutive.

Note 4 - Stock Options

In February 1996, the Company granted options to purchase 41,500 shares of the Company's common stock at $18.50 per share under the Company's 1994 Stock Option Plan. At September 27, 1996 none of these options were exercisable, and there were 62,500 shares of common stock available for issuance upon the exercise of stock options granted in the future under this plan.

Note 5 - Credit Agreements and Borrowings

To date the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace Plc. or its affiliates (collectively, "British Aerospace"). However, pursuant to the terms of an Agreement for Credit Availability dated as of August 7, 1996, British Aerospace agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's credit facilities through August 7, 1997. Renewal of the Company's credit facilities beyond August 7, 1997 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated February 27, 1996, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's credit facilities will be renewed annually. The Company's credit facilities and the Agreement for Credit Availability with British Aerospace contain certain covenants which, among other things, require the Company: i)to be current with respect to the payment of dividends on its 8% Cumulative Convertible Preferred Stock prior to any draw under the British Aerospace-provided facilities, ii) to pay British Aerospace a facility fee of 50 basis points per annum on the maximum aggregate availability ($87.0 million) of the credit facilities provided or guaranteed by British Aerospace, and iii) to pay British Aerospace a guarantee fee of

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                     Nine Months ended September 27, 1996
                                  (Unaudited)

Note 5 - Credit Agreements and Bororwings (continued)

3.25% per annum on amounts outstanding under the Company's $2.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. In addition, the Company's Agreement for Credit Availability requires the Company to obtain the prior approval of British Aerospace for all material capital investment expenditures as defined in the Agreement for Credit Availability.

Under the Lloyds Bank Plc letter of credit facility, the Company may issue irrevocable standby letters of credit and bank guarantees aggregating up to $20.0 million. The agreement is supported by the corporate guarantee of British Aerospace. Subsequent to the end of the third quarter of 1996, this facility was renewed for another one year period, maturing on October 31, 1997. With the renewal,fees charged on the amount of credits issued for the actual number of days outstanding were reduced from .55% per annum to .25% per annum. At September 27, 1996, letters of credit and guarantees issued under this facility approximated $1.9 million.

During the third quarter of 1996, the Company reduced its revolving line of credit facility with British Aerospace Finance, Inc. from $20.0 million to $10.0 million. The agreement provides for working capital borrowings, and an interest rate of LIBOR plus 3.50% per annum is charged under this facility. The agreement matures on August 7, 1997 and permits the Company to specify, within limits, the period during which the borrowings will mature. At September 27, 1996, borrowings under this facility approximated $1.3 million.

The Company has a special credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. During the third quarter of 1996 the C-130J Facility was increased from $40.0 million to $55.0 million. The agreement matures on August 7, 1997. Draws under this facility are limited to actual costs incurred by the Company and Reflectone UK, Ltd. ("RUKL"), a wholly-owned subsidiary of the Company, on the LMC C-130J program. Interest rates charged under the C-130J Facility are at LIBOR plus 1.50% per annum. By means of a letter dated February 27, 1996, British Aerospace has further represented that, as long as British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company, it intends to continue to provide annual financing for the C-130J program until payment is received from LMC. At September 27, 1996, borrowings under this facility approximated $26.5 million.

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

During the nine-month period ended September 27, 1996, the Company used $23.7 million in cash, net, for operating activities while in the comparable period of 1995, the Company generated $2.3 million in cash, net, from operating activities. Operating cash flow was negatively impacted during the nine-month period ended September 27, 1996 primarily by increases in non-affiliate and affiliate receivables, and reductions in accounts payable, advance billings and other changes in assets and liabilities, net. The increase in non-affiliate receivables primarily related to the contract with Lockheed Martin
Corporation ("LMC")to design and manufacture two C-130J dynamic mission simulators and other related training devices. The increase in affiliate receivables primarily relates to three full-flight simulator programs with affiliates.

During the nine-month period ended September 27, 1996, the Company increased its net short-term borrowings by $21.3 million and reduced its cash by $593,000 prior to the effect of exchange rate changes on cash. During the same period, gross borrowings of $161.4 million, and cash received upon settlement of the long-term note receivable were used primarily to fund $140.1 million in scheduled maturities of borrowings under the Company's credit facilities and to fund operating activities and capital expenditures during the nine-month period.

To date the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace. However, pursuant to the terms of an Agreement for Credit Availability dated as of August 7, 1996, British Aerospace agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's credit facilities through August 7, 1997. Renewal of the Company's credit facilities beyond August 7, 1997 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated February 27, 1996, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's credit facilities will be renewed annually. Specific discussion of the Company's credit facilities is included in Note 5 to the Consolidated Financial Statements.

The Company has a special credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. During the third quarter of 1996, the C-130J Facility was increased from $40.0 million to $55.0 million. The agreement matures on August 7, 1997. Draws under this facility are limited to actual costs incurred by the Company on the LMC C-130J program. By means of a letter dated February 27, 1996, British Aerospace has further represented that as long as British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company, it intends to continue to provide annual financing for the C-130J program until payment is received from LMC. Through September 27, 1996, funding related to this program has approximated $32.9 million. Based on current schedules, the contract is estimated to require additional funding of $8.0 million during the fourth quarter of 1996 and $22.0 million in 1997. Subsequent to the end of the third quarter of 1996, the Company negotiated modifications to the C-130J contract providing for a milestone payment of $15.0 million in the fourth quarter of 1996 and a payment of $6.0 million in the second quarter of 1997. Remaining payments under the contract are billable upon the achievement of certain contractual milestones, currently scheduled for the third and fourth quarters of 1997. While the cost of financing this program is being recovered through the contract with LMC, an increase in interest rates or an extension of the scheduled delivery dates could result in financing costs in excess of that priced into the contract.

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

Based upon the availability under its current credit facilities and anticipated renewals thereof; anticipated increases in the C-130J Facility; projected cash flows from current and future programs with achievement of projected program milestones; anticipated reductions in restricted investments; and expected resolution and recovery of costs subject to future negotiation as described in Notes 1 and 2 to the Consolidated Financial Statements management believes that the Company's capital resources are adequate to meet its short- and long-term business needs.

Results of Operations

During the three- and nine-month periods ended September 27, 1996, the Company's consolidated revenues increased by $541,000 and $7.2 million, or 2.1% and 11.4%, respectively, from comparable periods in 1995.

Revenues of the Training Devices Segment increased by 29.5% during the nine-month period ended September 27, 1996 as compared to the comparable period in 1995. The increase in revenues of the Training Devices Segment primarily resulted from revenues generated by the C-130J program with LMC and three full-flight simulator programs with affiliates.

Revenues of the Training Services Segment decreased by 19.8% during the nine-month period ended September 27, 1996 as compared to the comparable period in 1995. The decrease primarily related to the 1995 loss of reprocurements relating to four training services contracts in which the Company was the incumbent contractor. Revenues for the nine-month period ended September 27, 1996 were also negatively impacted by the revision of the management agreement pursuant to which the Company manages the British Aerospace-owned Dulles Training Center. Under the terms of the revised management agreement, the Company will receive a fixed fee of $500,000 annually and will be reimbursed by British Aerospace for the Company's costs associated with the Dulles Training Center.

Revenues of the Systems Management Segment were approximately $4.9 million million for the nine-month period ended September 27, 1996 as compared to $6.0 million for the comparable period in 1995. Revenues in both periods primarily relate to the 1995 third quarter award of a contract from an affiliate for a C-130H simulator for ultimate delivery to an international customer. The decrease in revenues relate to lower levels of material throughput on the contract in 1996 from that experienced in 1995.

The Company's income from operations was approximately $2.2 million and $6.1 million for the three- and nine-month periods ended September 27, 1996, respectively. This compares to income from operations of $2.4 million and $4.9 million for the comparable periods in 1995. The operating profit of the Training Devices Segment was $3.1 million and $1.1 million for the nine-month periods ended September 27, 1996 and 1995, respectively. The increased profitability primarily related to profits recognized during the 1996 periods on two large affiliate programs and an international military program.

Operating profits of the Training Services Segment declined by $455,000 or 16.5% to $2.3 million during the nine-month period ended September 27, 1996 as compared to the comparable period in 1995. The reduced profitability primarily related to the decline in revenues resulting from the 1995 loss of reprocurements of four training services contracts in which the Company was the incumbent contractor.

Operating profits of the Systems Management Segment were $630,000 for the nine-month period ended September 27, 1996 compared to $961,000 for the comparable period in 1995. The decrease in operating profits of the systems management segment resulted from a decrease in revenues during the period on a contract from an affiliate for the sale of a C-130H simulator.

Interest income approximated $389,000 and $600,000 during the nine-month periods ended September 27, 1996 and 1995, respectively. Interest income is primarily interest earned on long-term notes receivable, restricted investments and temporary cash investments. The decrease in interest income primarily related to the 1996 first quarter settlement of the long-term note receivable.

Interest expense for the nine-month period ended September 27, 1996, approximated $339,000 as compared to $1.8 million for the comparable period in 1995. The reduction in interest expense results from lower average levels of borrowings as compared to the previous year. In addition, during the nine-month period ended September 27, 1996, interest costs of $1.2 million associated with the Company's financing of the C-130J program were charged to the C-130J program and are reflected in cost of sales rather than as interest expense. In the comparable period in 1995, interest cost charged to the C-130J program approximated $59,000.

The provision for income taxes increased to $871,000 during the nine-month period ended September 27, 1996 as compared with $606,000 for the 1995 period. The increase in the provision for income taxes in the nine-month period ended September 27, 1996 as compared to the comparable 1995 period resulted from a higher estimate of taxable income for federal and state income tax purposes and the unavailability of net operating loss carryforwards in 1996. The Company has recorded a deferred tax asset of $1.6 million, for which recovery in future periods is not dependent upon future taxable income.

Backlog

Contractual backlog decreased to $89.8 million at September 27, 1996, from $121.1 million at December 31, 1995. Of the contractual backlog at September 27, 1996, 85.1% consisted of orders of the Training Devices Segment, 2.6% consisted of orders of the Training Services Segment and 12.3% consisted of orders of the Systems Management Segment. This compares to 71.3%, 15.6% and 13.1%, respectively at December 31, 1995. The contractual backlog of the Training Devices Segment includes the LMC C-130J program in the amount of $43.5 million. Annual contract awards within the Training Services Segment to provide training to U.S. Military personnel are generally recorded during the fourth calendar quarter. This results in a declining backlog for the Training Services Segment during the first three calendar quarters of each year. Not included in contractual backlog are announced orders for which definitive contracts have not been executed and unobligated contract options under U.S. Government contracts.

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

The Company has entered into contracts to buy forward British pounds with an equivalent value of $7.1 million to reduce the Company's exposure to foreign currency exchange risk associated with the cost of subcontractors and other requirements of the C-130J program denominated in British pounds. These contracts mature quarterly in varying amounts from December 1996 to June 1997. British Aerospace is the counterparty to these instruments. The forward contracts should not subject the Company to risk from exchange movement because gains and losses on these contracts offset losses and gains on the transactions being hedged. However, the amount and timing of the program costs were estimated and changes in these estimates could result in future gains or losses from exchange rate movements.

This Quarterly Report on Form 10-Q contains forward-looking comments that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking comments as a result of certain factors, including those set forth under "Factors That May Affect Future Results" and elsewhere in this Quarterly Report.

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those set forth under "Factors That May Affect Future Results" and elsewhere in this Quarterly Report.

                            Part II OTHER INFORMATION




Item 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

The following documents are filed as exhibits to this Report:

10.16     $20,000,000 Letter of Credit Agreement between Lloyds
          Bank Plc and Reflectone, Inc. dated November 1, 1996.


          (b) The Registrant did not file any reports on Form 8-K during the three-month period ended September 27, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REFLECTONE, INC.
                                       (Registrant)




Date:     November 8, 1996         By:  /s/Richard G. Snyder
                                   Richard G. Snyder
                                   President and Chief Executive
                                   Officer



Date:     November 8, 1996         By:  /s/ Richard W. Welshhans
                                   Richard W. Welshhans
                                   Vice President - Finance and
                                   Chief Financial Office (Principal
                                   Financial and Accounting Officer)

                               REFLECTONE, INC.

                                  FORM 10-Q
                For the Nine Months Ended September 27, 1996




                                   EXHIBIT INDEX


EXHIBIT
NUMBER


10.16      $20,000,000 Letter of Credit Agreement between Lloyds
           Bank Plc and Reflectone, Inc. dated November 1, 1996.