Form 10-Q/A
period 1996-09-27
REFLECTONE INC /FL/
filed 1996-11-20
CIK 785037

ORIGINAL
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

This Amendment to Quarterly Report on Form 10-Q/A is filed to amend certain information set forth in Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1996, which was filed with the Securities and Exchange Commission on November 12, 1996.

                         Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         Reflectone, Inc. & Subsidiaries
                           Consolidated Balance Sheets
                 As of September 27, 1996 and December 31, 1995

                                                (Unaudited)
                                                September 27,    December 31,
ASSETS                                               1996             1995
Current assets
 Cash and cash equivalents                      $  3,899,089     $  4,582,021
 Receivables - non affiliate                      43,677,216       26,101,185
 Receivables - affiliate                           2,991,101          628,922
 Current installments of long-term
     note receivable                                   -            3,558,000
 Net deferred tax assets                           1,638,930        1,050,000
 Prepaid expenses and other current assets         1,827,079        1,480,190
                                                ------------     ------------
        Total current assets                      54,033,415       37,400,318
Property, plant & equipment, net                   8,271,859        7,881,699
Investments - restricted                           5,000,000        5,000,000
Other assets                                         401,182          441,568
                                                ------------     ------------
                                                $ 67,706,456     $ 50,723,585
                                                ============     ============


LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                               $  5,568,901     $  9,980,857
 Due to affiliate                                  2,121,778        1,995,079
 Borrowings on line of credit - affiliate         27,806,184        6,513,666
 Advance billings                                  3,346,171        7,832,601
 Accrued employee compensation and benefits        3,499,650        4,218,694
 Federal and state taxes payable                     157,486          827,263
 Accrued settlement expenses                       1,068,414        1,068,415
 Other accrued expenses and liabilities            2,260,996        1,807,763
                                                ------------     ------------
        Total current liabilities                 45,829,580       34,244,338
                                                ------------     ------------
Deferred gain on sale of equipment                 2,262,189        2,503,747
                                                ------------     ------------
Commitments and contingencies (Note 2)
Shareholders' equity
 Convertible preferred stock - par value $1.00;
     authorized - 50,000 shares; issued and
     outstanding - 50,000 shares of 8% cumulative
     convertible preferred stock (liquidating
     preference $176 per share, aggregating
     $8,800,000)                                      50,000           50,000
 Common stock - par value $.10; authorized -
     10,000,000 shares; issued and outstanding -
     2,863,733 and 2,750,255 shares                  286,373          275,025
 Additional paid-in capital                       32,622,531       31,741,011
 Cumulative translation adjustment                   734,360          734,705
 Accumulated deficit                             (14,078,577)     (18,825,241)
                                                ------------     ------------
        Total shareholders' equity                19,614,687       13,975,500
                                                ------------     ------------
                                                $ 67,706,456     $ 50,723,585
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

                        Reflectone, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows
           Nine Months ended September 27, 1996 and September 29,1995
                                 (Unaudited)

                                                     1996             1995
Cash flows from operating activities:
 Net income                                     $  5,274,664     $  3,036,931
 Depreciation and amortization                     1,353,402        1,709,005
 Change in assets and liabilities:
    Increase in receivables
      Non-affiliate                              (17,558,553)        (185,394)
      Affiliate                                   (2,367,422)      (4,998,366)
    Decrease in inventory                              -            4,267,295
    Decrease in accounts payable                  (4,401,606)      (1,560,776)
    Increase (decrease) in due to affiliate          115,678       (1,293,039)
    Increase (decrease) in advance billings       (4,487,496)       3,312,379
    Increase (decrease) in accrued employee
      compensation and benefits                     (721,296)         238,521
    Other                                         (1,256,487)      (2,179,042)
                                                ------------     ------------
Net cash provided by (used for)
 operating activities                            (24,049,116)       2,347,514
                                                ------------     ------------
Cash flows from investing activities:
 Capital expenditures                             (1,759,628)        (490,917)
 Settlement of long-term note receivable           3,558,000           485,876
                                                ------------     ------------
Net cash provided by (used for)
 investing activities                              1,798,372           (5,041)
                                                ------------     ------------
Cash flows from financing activities:
 Paydowns under line-of-credit agreements       (140,125,285)    (131,700,531)
 Borrowings under line-of-credit agreements      161,417,803      124,802,769
 Dividends on preferred stock                       (528,000)        (528,000)
 Proceeds from sales of common stock                 552,215          159,678
 Other                                               340,653            -
                                                ------------     ------------
Net cash provided by financing activities         21,657,386       (7,266,084)
                                                ------------     ------------
Net decrease in cash                                (593,358)      (4,923,611)
Cash and cash equivalents at beginning
 of period                                         4,582,021        7,329,914
Effect of exchange rate changes on cash              (89,574)           7,674
                                                ------------     ------------
Cash and cash equivalents at end of period      $  3,899,089     $  2,413,977
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

Note 1 - Receivables

Component elements of receivables consist of the following:

                                                September 27,    December 31,
                                                     1996             1995
Receivables
 U.S. Government
   Billed                                       $  5,033,485     $  5,363,973
   Unbilled                                        2,418,913        1,932,588
   Unrecovered costs subject to future
     negotiation -- not billed                     1,400,000        1,400,000
                                                ------------     ------------
                                                   8,852,398        8,696,561
                                                ------------     ------------
 Lockheed Martin Corporation
   Billed                                            547,190            -
   Unbilled                                       32,315,796       14,780,610
                                                ------------     ------------
                                                  32,862,986       14,780,610
                                                ------------     ------------




 Commercial
    Billed                                         2,462,662        2,554,538
    Unbilled                                           -              558,023
    Provision for doubtful accounts                 (500,830)        (488,547)
                                                ------------     ------------
                                                   1,961,832        2,624,014
                                                ------------     ------------
                                                $ 43,677,216     $ 26,101,185
                                                ============     ============
 Affiliates
    Billed                                      $  2,250,038     $    545,729
    Unbilled                                         741,063           83,193
                                                ------------     ------------

                                                $  2,991,101     $    628,922
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

The numbers of shares used in the earnings per share computations are as follows:

                                     Nine Months            Three Months
                                 1996        1995         1996        1995
Primary
 Weighted average common
    shares outstanding         2,814,682   2,689,174    2,858,134   2,699,351
 Stock options                   142,872     132,847      158,382     169,665
                               ---------   ---------    ---------   ---------
Average common shares
    outstanding                2,957,554   2,822,021    3,016,516   2,869,016
 Convertible preferred stock     500,000     500,000      500,000     500,000
 Additional dilutive effect
    of stock options              21,600      19,051        -          41,544
                               ---------   ---------    ---------   ---------
 Fully diluted assumed common
    shares outstanding         3,479,154   3,341,072    3,516,516   3,410,560
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

Note 5 - Credit Agreements and Borrowings

To date the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace Plc. or its affiliates (collectively, "British Aerospace"). However, pursuant to the terms of an Agreement for Credit Availability dated as of August 7, 1996, British Aerospace agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's credit facilities through August 7, 1997. Renewal of the Company's credit facilities beyond August 7, 1997 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated February 27, 1996, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's credit facilities will be renewed annually. The Company's credit facilities and the Agreement for Credit Availability with British Aerospace contain certain covenants which, among other things, require the Company: i)to be current with respect to the payment of dividends on its 8% Cumulative Convertible Preferred Stock prior to any draw under the British Aerospace-provided facilities, ii) to pay British Aerospace a facility fee of 50 basis points per annum on the maximum aggregate availability ($87.0 million) of the credit facilities provided or guaranteed by British Aerospace, and iii) to pay British Aerospace a guarantee fee of

                        Reflectone, Inc. & Subsidiaries
                  Notes to Consolidated Financial Statements
                     Nine Months ended September 27, 1996
                                  (Unaudited)

Note 5 - Credit Agreements and Borrowings (continued)

3.25% per annum on amounts outstanding under the Company's $2.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. In addition, the Company's Agreement for Credit Availability requires the Company to obtain the prior approval of British Aerospace for all material capital investment expenditures as defined in the Agreement for Credit Availability.

During the second quarter of 1996 the company reduced its revolving line of credit facility with Wachovia Bank of Georgia, N.A. from $10.0 million to $2.0 million. The facility permits the Company to select loans bearing interest at a floating prime rate or at a fixed rate of LIBOR plus .25% and to specify, within limits, the period during which the selected fixed interest rate will be in effect. The agreement matures on August 7, 1997, and is supported by the corporate guarantee of British Aerospace. At September 27, 1996, no borrowings were outstanding under this line and therefore the full amount of this facility was available.

Under the Lloyds Bank Plc letter of credit facility, the Company may issue irrevocable standby letters of credit and bank guarantees aggregating up to $20.0 million. The agreement is supported by the corporate guarantee of British Aerospace. Subsequent to the end of the third quarter of 1996, this facility was renewed for another one year period, maturing on October 31, 1997. With the renewal, fees charged under the facility were reduced from
 .55% to .25% per annum on the amount of credits issued for the actual number of days outstanding. At September 27, 1996, letters of credit and guarantees issued under this facility approximated $1.9 million.

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

                          Reflectone, Inc. & Subsidiaries
                    Notes to Consolidated Financial Statements
                       Nine Months ended September 27, 1996

Note 5 - Credit Agreements and Borrowings (continued)

Under the Lloyds Bank Plc letter of credit facility, the Company may issue irrevocable standby letters of credit and bank guarantees aggregating up to $20.0 million. The Company pays a non-refundable commission on the stated amount of credits issued for the actual number of days outstanding at 0.55% per annum. The agreement is supported by the corporate guarantee of British Aerospace. Subsequent to the end of the third quarter of 1996, this facility was renewed for another one year period, maturing on October 31, 1996. At September 27, 1996, letters of credit and guarantees issued under this facility approximated $1.0 million.

During the third quarter of 1996, the Company reduced its revolving line of credit facility with British Aerospace Finance, Inc. from $20.0 million to $10.0 million. The agreement provides for working capital borrowings, and an interest rate of LIBOR plus 3.50% per annum is charged under this facility. The agreement matures on August 7, 1996 and permits the Company to specify, within limits, the period during which the borrowings will mature. At September 27, 1996, borrowings under this facility approximated $1.0 million.

As discussed in Note 1, the Company will not receive payments from LMC under the terms of the C-130J contract until the achievement of certain contractual milestones, currently scheduled for the fourth quarter of 1997. Accordingly, during the third quarter of 1995, the Company negotiated a second credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. During the third quarter of 1996 the C-130J Facility was increased from $40.0 million to $55.0 million. The agreemnt matures on August 7, 1997. Draws under this facility are limited to actual costs incurred by the Company and Reflectone UK, Ltd. ("RUKL"), a wholly-owned subsidiary of the Company, on the LMC C-130J program. Interest rates charged under th C-130J Facility are at LIBOR plus 1.50% per annum. By means of a letter dated February 27, 1996, British Aerospace has further represented that, as long as British Aerospace continues to hold, or has the ability to hold through the exercise of perferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company, its intends to continue to provide annual financing for the C-130J program until payment is received from LMC. At September 27, 1996, borrowings under this facility approximated $26.5 million.

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

During the nine-month period ended September 27, 1996, the Company increased its net short-term borrowings by $21.3 million and reduced its cash by $593,000 before reflecting the effect of changes in exchange rates on cash. During the same period, gross borrowings of $161.4 million, and cash received upon settlement of the long-term note receivable were used primarily to fund $140.1 million in scheduled maturities of borrowings under the Company's credit facilities and to fund operating activities and capital expenditures during the nine-month period.

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


                                       REFLECTONE, INC.
                                       (Registrant)




Date:     November 20, 1996        By:  /s/Richard G. Snyder
                                   Richard G. Snyder
                                   President and Chief Executive
                                   Officer



Date:     November 20, 1996        By:  /s/ Richard W. Welshhans
                                   Richard W. Welshhans
                                   Vice President - Finance and
                                   Chief Financial Office (Principal
                                   Financial and Accounting Officer)