Form 10-Q/A
period 1996-09-27
REFLECTONE INC /FL/
filed 1996-11-26
CIK 785037

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

This Amendment to Quarterly Report on Form 10-Q/A is filed to amend certain information set forth in Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1996, which was filed with the Securities and Exchange Commission on November 12, 1996.

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

During the nine-month period ended September 27, 1996, the Company used $24.0 million in cash, net, for operating activities while in the comparable period of 1995, the Company generated $2.3 million in cash, net, from operating activities. Operating cash flow was negatively impacted during the nine-month period ended September 27, 1996 primarily by increases in non-affiliate and affiliate receivables, and reductions in accounts payable, advance billings and other changes in assets and liabilities, net. The increase in non-affiliate receivables primarily related to the contract with Lockheed Martin
Corporation ("LMC")to design and manufacture two C-130J dynamic mission simulators and other related training devices. The increase in affiliate receivables primarily relates to three full-flight simulator programs with affiliates.

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


                                       REFLECTONE, INC.
                                       (Registrant)




Date:     November 26, 1996        By:  /s/Richard G. Snyder
                                   Richard G. Snyder
                                   President and Chief Executive
                                   Officer



Date:     November 26, 1996        By:  /s/ Richard W. Welshhans
                                   Richard W. Welshhans
                                   Vice President - Finance and
                                   Chief Financial Office (Principal
                                   Financial and Accounting Officer)