Form 10-K
period 1996-12-31
REFLECTONE INC /FL/
filed 1997-03-03
CIK 785037

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996         Commission File No. 0-14059

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


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

      Registrant's telephone number, including area code: (813) 885-7481

          Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                                                          Name of Each Exchange on Which Registered
   -------------------                                                          -----------------------------------------
                                                                                                  None

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.10 per share
                   --------------------------------------
                             (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                              [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 25, 1997: $33,262,559 (assuming, for these purposes only, that 1,426,378 shares of common stock beneficially owned by all executive officers and directors as a group, and by British Aerospace, Plc. and its subsidiaries, are held by affiliates of the Registrant).

The number of shares outstanding of the Registrant's class of common stock, as of February 25, 1997: 2,864,448.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                Page 1 of 109
                           Exhibit Index on Page 64

                               TABLE OF CONTENTS



 PART I                                                                                                        PAGE NO.
                                                                                                               --------
 Item 1.      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3

 Item 2.      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8

 Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9

 Item 4.      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .           9


 PART II

 Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . .           9

 Item 6.      Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10

 Item 7.      Management's Discussion and Analysis of Financial Conditions and Results of Operations  . . .          11

 Item 8.      Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . .          16

 Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . .          16


 PART III

 Item 10.     Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . .          17

 Item 11.     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20

 Item 12.     Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . .          27

 Item 13.     Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . .          28


 PART IV

 Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . .          31

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

         In 1993, the Company acquired British Aerospace Simulation, Ltd., which was subsequently renamed Reflectone UK Limited ("RUKL"). RUKL, with facilities in Filton, England, historically designed, developed and manufactured, through sophisticated electronic computer simulation, tactical air defense trainers, small-arms trainers, electronic warfare training systems and visual air traffic control simulators. During 1995, RUKL also played a key role in the Company's flight simulator business, securing a major subcontract with Lockheed Martin Corporation ("LMC") worth approximately $77.0 million with training and maintenance extending into the year 2002. Under the contract, the Company is providing a complete training system to the U.K. Ministry of Defence in connection with its purchase of new Lockheed C-130J transport aircraft. The actual performance by the Company under the Lockheed C-130J subcontract is being split between the Company's U.S. and U.K. operations, thus expanding the design and manufacturing capabilities of RUKL into the flight simulator market. The operations of RUKL are reported in the Company's Training Devices Segment.

         Through a wholly owned subsidiary, Reflectone Training Systems, Inc. ("RTS"), Reflectone's Training Services Segment provides flight and ground school instruction for pilots and aircrews which may include development of training syllabus and courseware, as well as simulator operation and maintenance. Currently, the Training Services Segment provides services at 18 field sites in the United States and one field site in Japan. In addition, Reflectone's Training Services Segment provides C-130H training in Tampa and manages the British Aerospace Holdings, Inc. owned Dulles flight training center located near Washington D.C.'s Dulles International Airport.

         Reflectone's third business segment, the Systems Management Segment, manages complex training programs which require the services of both the Training Devices and Training Services Segments.

         During the years ended December 31, 1996, 1995 and 1994, revenues from the Training Devices Segment were $66.3 million, $48.7 million and $26.9 million, respectively, inclusive of intersegment transactions. These revenues include revenues from the operations of RUKL of $29.7 million, $18.6 million and $4.9 million, respectively. Revenues from the Training Services Segment during these periods were $30.3 million, $38.7 million and $33.4 million, respectively, inclusive of intersegment transactions. Revenues for the Systems Management Segment were $5.7 million, $12.8 million and $9.2 million for the years ended December 31, 1996, 1995 and 1994, respectively, inclusive of intersegment transactions. See

Note 12 to the Consolidated Financial Statements, which are included in Part IV of this Report for additional segment and geographic information.

         The Company has various relationships, contracts and agreements with British Aerospace, Plc. ("BAe") and its direct and indirect subsidiaries (BAe and such subsidiaries herein collectively referred to as "British Aerospace"). Approximately 48.0% of the common stock of the Company is owned by British Aerospace Holdings, Inc. ("BAeHI"), a wholly owned subsidiary of British Aerospace, Plc.

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

         Reflectone's flight simulators are designed to convey to the pilot and other crew members the sensations of actually operating a specific aircraft through the full range of taxiing, take-off, local area operations, in-flight maneuvering, emergencies, weather conditions (including wind shear), landing and post-flight procedures. All of these tasks (including emergency situation training) may be accomplished through simulation without risk to life or damage to equipment, and without the costly consumption of fuel which accompanies performance of similar functions in the aircraft. The prices of full flight simulators produced by the Company currently are in the range of $4 million to $8 million without a visual system, or from $5 million to $12 million or more with Reflectone supplying a visual system manufactured by a third-party vendor.

         Computer-based visual simulation systems can provide the pilot with high-resolution multicolored images, including depth-of-field, to create the illusion of a realistic out-the-window scene. The systems can display clear and low visibility daytime, twilight and nighttime situations, with varying weather conditions. They also provide for horizon glow, landing light illumination strobes, air traffic, weapons delivery effects, ground vehicle movements, and variable fog/cloud obscuration effects, as well as lights, building surfaces, mountains and other terrain distinctions with appropriate occulting features. While the Company does not build computer-generated image visual systems, it has extensive experience in integrating visual systems produced by other companies into its simulators. The breadth of Reflectone's experience permits it to assume full responsibility for all or any part of the design specification, procurement and integration efforts, including hardware upgrades and software enhancements, as well as overall responsibility for final performance of the simulator/visual system combination. The RUKL acquisition expanded the products of the Training Devices Segment to include tactical air defense trainers, electronic warfare training systems and visual air traffic control simulators. In addition, RUKL has provided the Company with valuable international marketing synergies, especially with respect to international government customers, for both the Company's new and traditional product lines.

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

         The Company continues to apply flight simulation technology to the entertainment and leisure industry. Its engineering and manufacturing expertise enable it to offer a broad range of motion based ride simulators in a variety of configurations and guest capacities, including small pods, multi-seat closed and open capsule styles, and multi-sensory theater systems, complete with hardware and software, custom theming and special effects. The Company can provide show components for an attraction, or deliver a turnkey attraction from concept to installation. In addition to its simulation products, the Company provides project management, concept design, prototype development, manufacturing and installation services for the entertainment industry.

         The Company incurs research and development costs under both independent Company initiated programs and customer funded programs. Research and development costs incurred under independent Company initiated programs approximated $2.85 million, $777,000 and $1.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. In 1996 expenditures for research and development primarily related to a multi-year research and development program to develop low-cost and reconfigurable training devices. This program was initiated by customer demand for low-cost, limited-fidelity devices that can serve multiple training functions for use in multi-ship collective training or unit training of battlefield tactical/engagement skills.

         TRAINING SERVICES. The Company's Training Services Segment is composed of three divisions: Military Training Systems; Reflectone Training
Center-Tampa; and the Dulles Training Center. The Military Training Systems Division was formed in response to a growing military market for contractor provided flight training services. This Division's business has recently been focused on contracts requiring the Company to provide flight simulator instruction, simulator maintenance and repair services, and courseware development at military bases. The Military Training Systems Division provides flight simulator manpower services at Air Force, Army, Navy and Marine Corps Air Stations throughout the United States and one Marine Corps Air Station in
Japan.

         The Reflectone Training Center-Tampa provides a full-service training facility which includes classroom and simulator training for both C-130H flight and ground crews. Using state-of-the-art teaching aids, aircrews receive initial, refresher and pilot upgrade training courses including engine operation, crew resource management, and maintenance practices. The Tampa Center currently operates two C-130H flight simulators. One of the devices is leased by the Company under a 12 year operating lease, and the second device is being stored by the Company under an agreement with a customer until the customer's facility which will house the device is completed. To defray storage costs, the agreement provides that the Company may sell training time on the device. Factors affecting shipment of this simulator are being negotiated with the customer.

         The Dulles Training Center is a British Aerospace-owned facility which the Company has managed and operated since April 1, 1993 under an agreement with British Aerospace. The Dulles Center is located near Washington, D.C.'s Dulles International Airport and houses three full-flight simulators used to train pilots of commercial airlines and corporations. One of the simulators, a Jetstream 41 simulator, was owned by the Company until December 21, 1995 when it was sold to British Aerospace for $8.6 million. The other two simulators (a Jetstream 31/32 and a BAe 146-200/300, both of which were manufactured by the Company) are also provided by British Aerospace. Prior to January 1, 1996, the management agreement required the Company to pay to British Aerospace a fee based, in part, on the achievement of specified levels of revenues on the British Aerospace owned simulators. Effective on January 1, 1996, under the terms of a revised management agreement, the Company receives a fixed fee of $500,000 annually and is reimbursed by British Aerospace for the Company's costs associated with the Dulles Center.

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

         BACKLOG
         The Company's contractual backlog was $129.9 million at December 31, 1996, representing a $8.8 million increase from the $121.1 million level at December 31, 1995. Contractual backlog for RUKL, included in the Training Devices Segment backlog, approximated $46.4 million at December 31, 1996, compared to $61.1 million at December 31, 1995. The contractual backlog at December 31, 1996, was comprised of approximately 80.5%, 12.1% and 7.4% of Training Devices, Training Services and Systems Management programs, respectively, exclusive of intersegment work. In addition, 14.8% of contractual backlog at December 31, 1996, consisted of United States Government prime contracts and subcontracts as compared to 17.8% at December 31, 1995. Approximately 23.1% of the contractual backlog at December 31, 1996 is not reasonably expected to be realized as revenues in 1997. See also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of changes in the Company's backlog.

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

         BRITISH AEROSPACE RELATIONSHIP
         As a result of transactions occurring between 1987 and 1989, British Aerospace holds an aggregate of 1,375,000 shares at December 31, 1996, or approximately 48.0%, of the Company's common stock, and 50,000 shares of preferred stock which are convertible into an additional 500,000 shares of common stock. During 1995, British Aerospace was granted warrants to purchase 78,261 shares of the Company's common stock at any time prior to August 7, 2005. If British Aerospace were to convert its preferred shares to common shares and to exercise its warrants, British Aerospace would beneficially own 56.7% of the Company's then-outstanding shares of common stock, assuming no shares were otherwise acquired or disposed of by British Aerospace, and no additional shares were issued or reacquired by the Company.

         As the holder of nearly 50% of the outstanding shares of the Company's common stock, British Aerospace effectively has the power to determine the membership of the Company's Board of Directors; however, British Aerospace is subject to restrictions contained in a Special Security Agreement ("SSA") between the Company, British Aerospace and the United States Department of Defense. Under the terms of the SSA, only three of a total of eight directors may have a past or present affiliation with British Aerospace. In addition as a result of their significant ownership in the Company, British Aerospace effectively has the power to decide other matters submitted for shareholder approval.

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

         For further discussion of the Company's relationship with British Aerospace, including discussion of financing arrangements which British Aerospace provides or guarantees, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 4, 10 and 13, to the Consolidated Financial Statements included in Item 14.

         CUSTOMERS
         U.S. Government prime contracts and subcontracts accounted for approximately 31.9% of the Company's consolidated revenues for the year ended December 31, 1996. The Company's business is conducted under complex terms and conditions involving changing technology, and is subject to intense competition and many uncertainties, including the risks inherent in fixed price contracts. In addition, government-related business is affected by rapidly changing program needs and is sometimes dependent upon levels of government spending and program funding. At December 31, 1996, approximately $19.2 million of the Company's contractual backlog was attributable to U.S. Government programs.

         Contracts between the Company and British Aerospace accounted for approximately 24.3% of consolidated revenues for the year ended December 31, 1996. The terms and conditions of the contracts with British Aerospace are comparable to those with unrelated commercial customers. At December 31, 1996, approximately $18.9 million of the Company's contractual backlog was attributable to British Aerospace programs.

         During 1995 the Company was awarded a major contract from Lockheed Martin Corporation ("LMC"), worth approximately $77.0 million for delivery of two dynamic mission simulators, other training devices and a training facility in 1997 and with training and maintenance services extending into the year 2002. At December 31, 1996, approximately $40.5 million of the Company's contractual backlog was attributable to the C-130J programs with LMC.

         Financial information about foreign and domestic operations and export sales is included in Note 12 to the Consolidated Financial Statements which are included in Part IV of this Report.

         COMPETITION
         TRAINING DEVICES. Competitive conditions remain keen in the flight simulator and training device field, which is led by CAE Industries, Ltd. of Canada, Thomson CSF of France and Hughes Aircraft Corporation. Many of the Company's competitors have substantially greater financial and other resources than the Company. The focus of competition in the simulation training devices industry is not only price, but also the capacity to apply a broad range of technologies, including avionics, electronics, hydraulics, audio and visual effects, and computer programming and control. In addition, competition on larger programs often focus on the capacity to provide a "total training system" approach, emphasizing curriculum development and simulator currency in parallel with the development of the primary weapons platform or aircraft system.

         Competition in the entertainment market for large capacity three- and six-degrees-of-freedom motion-based simulation products includes traditional flight simulator companies. Competition for lower-cost, less complex, moving seat technology-based rides includes various large and small competitors with backgrounds from a variety of industries.

         Performance history and product quality, particularly with respect to cost and schedule performance, have become significant competitive discriminators for both government and commercial business. In recognition of its commitment to Total Quality Management, the Company has been certified to be in compliance with International Standards Organization 9001 Quality System Standard ("ISO 9001").

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

         SYSTEMS MANAGEMENT. Competition for large total training system programs has traditionally been concentrated in the large aerospace companies such as Lockheed Martin Corporation, McDonnell-Douglas, and Hughes Aircraft Corporation. These large aerospace companies often team with niche suppliers to provide comprehensive solutions in response to highly complex proposal requests, and the Company continues to pursue opportunities to selectively participate in such teaming arrangements.

         EMPLOYEES
         As of December 31, 1996, the Company had a total of 785 full-time employees. Of this total, 103 (13%) were in engineering and project management, 146 (19%) were in manufacturing and quality assurance, 94 (12%) were in administrative support, 364 (46%) were associated with RTS training activities and 78 (10%) were employed by RUKL in the United Kingdom.

ITEM 2.  PROPERTIES
         Reflectone leases a building in Tampa, Florida, containing approximately 210,000 square feet of useable floor space under leases which expire in 1999. Reflectone also leases approximately two acres of land adjacent to its present facility, which may be used for future expansion requirements. Both the building and land leases have provisions for subsequent five-year renewal periods. The Company considers its present facilities and expansion land adequate for its immediate and foreseeable needs. The Company's executive offices and main facilities are located at 4908 Tampa West Blvd., Tampa, Florida 33634.

         The Company leases from British Aerospace approximately 22,000 square feet of usable floor space at its RUKL operations in Filton, England.

ITEM 3.  LEGAL PROCEEDINGS
         In January 1991, the Company filed a Notice of Appeal with the Armed Services Board of Contract Appeals ("ASBCA") in response to a final decision by a U.S. Government Contracting Officer denying the Company's claim in excess of $10 million on a contract with the United States Air Force for C-141/C-5 Aerial Refueling Part Task Trainers. The primary basis of the Company's claim was that performance under the contract was commercially impracticable in that it required technology beyond the state-of-the-art, and that the Government had superior knowledge in this regard prior to contract award which it failed to divulge to the Company. The case is complex and factually intensive and thereby reliant on extensive factual and expert testimony. A formal claim hearing was completed in March 1994 before the ASBCA judge assigned, and a decision on entitlement continues to be delayed by the ASBCA judge, but is expected during 1997. For further discussion of the financial treatment of these costs in the Consolidated Financial Statements and the financial effects of a future resolution of this matter see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 to the Consolidated Financial Statements included in Item 14.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matter was submitted to a vote of security holders during the fourth quarter of the year covered by this report.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS
         No cash dividends have been paid on the Company's common stock during the last two years. The Company is prohibited from paying any cash dividends on its common stock if any dividends on the preferred stock owned by British Aerospace are accrued but unpaid. The payment of future dividends, if any, on the Company's common stock and the amount thereof will be dependent upon the Company's earnings, financial requirements, and other factors deemed relevant by the Company's Board of Directors. The Company's common stock is quoted on the Nasdaq National Market under the symbol "RFTN". The following table sets forth the quarterly high and low closing sale prices for the last two years:

                                      1996                     1995
                                ----------------         -----------------
        Quarter                  High      Low            High       Low
        -------                 ------    ------         ------     ------
        First                   19        13-3/4         11-1/2      8
        Second                  22-1/2    17-1/2         10-3/4      9-1/2
        Third                   22-3/4    18-3/4         13-3/4      9-1/2
        Fourth                  22        17-1/4         14-5/8     13-1/8

         There were approximately 397 shareholders of record of the Company's common stock as of February 25, 1997, on which date the closing sale price for the common stock as reported on the Nasdaq National Market was $23.13 per share.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data for the five years in the period ended December 31, 1996 have been derived from the Company's Consolidated Financial Statements.

                                                                     Years Ended December 31,
                                           ----------------------------------------------------------------------------
                                              1996            1995            1994             1993             1992
-----------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues                                   $ 100,269        $93,524         $ 65,138          $63,118          $66,651
Income (loss) from operations                  7,659          7,195           (1,908)           3,106           (1,003)
Interest income                                  590            734              244              229              438
Interest expense                                 387          2,412            1,193              324              549
Foreign currency transaction
   gain (loss)                                   465            (97)             (63)              61             (231)
Net income (loss)                              7,762          4,542           (3,049)           3,093           (1,690)
Net income (loss) applicable
   to common shareholders                      7,058          3,838           (3,753)           2,389           (2,394)
-----------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:(1)
Net income (loss) per common
   and common equivalent shares:
        Primary                            $    2.38        $  1.36         $  (1.35)         $   .86          $  (.88)
        Fully Diluted                      $    2.23          -                -                -                -

BALANCE SHEET DATA:
Working capital (deficit)                  $  12,564        $ 3,156         $(13,365)         $(5,527)         $(5,866)
Current ratio                                   1.28           1.09              .74              .84              .83
Property, plant & equipment, net           $   9,236        $ 7,882         $ 17,428          $18,624          $11,208
Total assets                               $  69,081        $50,724         $ 63,794          $47,090          $40,985
Shareholders' equity                       $  21,759        $13,976         $  9,562          $13,247          $ 6,253
-----------------------------------------------------------------------------------------------------------------------

(1) Per share data is based upon the weighted average number of shares outstanding retroactively adjusted to reflect a 25% stock dividend issued in September 1993. The calculation for all fiscal periods reflects the assumed exercise of outstanding stock options and warrants using the treasury stock method if the effect would be dilutive. Fully diluted per share data is not disclosed for 1995 through 1992 since the effect was antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

         The Company has various relationships, contracts and agreements with British Aerospace, Plc. ("BAe") and its direct and indirect subsidiaries (herein collectively referred to as "British Aerospace"). Approximately 48.0% of the common stock of the Company is owned by British Aerospace Holdings, Inc. ("BAeHI"), a wholly owned subsidiary of BAe.

         LIQUIDITY AND CAPITAL RESOURCES
         Management considers liquidity to be the Company's ability to generate adequate cash to meet its short- and long-term business needs. The principal internal source of such cash is the Company's operations, while external sources include borrowings under the Company's credit facilities and the issuance of equity securities.

         Net cash generated from operating activities during 1996 was $5.3 million, compared to $16.0 million in 1995. During 1996, cash was generated primarily by net income plus noncash-expending depreciation and amortization, and minus deferred income taxes; increases in advance billings, and other accrued expenses and liabilities. Increases in non-affiliate and affiliate receivables partially offset the cash generated. During 1995, cash was generated primarily by net income plus noncash-expending depreciation and amortization, and minus deferred income taxes; increases in advance billings, accounts payable, and accrued employee compensation and benefits; and reductions in inventory and affiliate receivables. Increases in non-affiliate receivables and reductions in other accrued expenses and liabilities partially offset the cash generated.

         Capital expenditures during 1996 include approximately $1.2 million for the implementation of new fully integrated manufacturing and financial information systems. The significant capital expenditures during 1994 primarily related to the construction of two simulators used in the Company's Tampa Training Center and the British Aerospace owned training center managed by the Company. Based on current plans for capital expenditures, management does not anticipate constructing full flight simulators for its training centers during 1997.

         In December 1995, the Company sold to British Aerospace, the Company-owned Jetstream 41 simulator used in the British Aerospace-owned Dulles Training Center for $8.6 million. In December 1994, the Company completed a sale and leaseback of the Company-owned C-130H full flight simulator utilized in the Tampa Training Center. Under the terms of the lease agreement, the Company was required to escrow $5.0 million of the $10.0 million proceeds from the transaction to be held as collateral in the event of a default under the lease agreement. Under the terms of the lease agreement, $3.0 million is scheduled to be released from escrow in early 1997 based on the Company's attainment of certain income and net worth levels at December 31, 1996. The remaining $2.0 million will be released over the term of the lease. Rental payments under the lease approximate $1.4 million annually.

         During the year ended December 31, 1996, the Company increased its cash by $3.8 million. During the same period, gross borrowings of $277.6 million, and funding from operating activities were used to fund $279.5 million in scheduled maturities of borrowings under the Company's credit facilities, resulting in a reduction in its short-term borrowings by $1.8 million.

         During the year ended December 31, 1995, the Company reduced its cash by $2.7 million. During the same period, gross borrowings of $191.4 million, reductions in cash balances and cash provided by the sale of the Company-owned Jetstream 41 simulator and cash flows from operating activities were used to fund $217.6 million in scheduled maturities of borrowings under the Company's credit facilities, resulting in a reduction in its short-term borrowings by $26.2 million.

         To date the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace. However, pursuant to the terms and conditions contained in the Agreement for Credit Availability dated as of November 20, 1996, British Aerospace has agreed to continue to provide or guarantee the Company's current credit facilities at their current levels through August 7, 1997. Renewal of the Company's credit facilities beyond August 7, 1997 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated January 31, 1997, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's current credit facilities will be renewed annually. Specific discussion of the Company's credit facilities is included in Note 4 to the Consolidated Financial Statements.

         As discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has a special credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the United Kingdom (UK) C-130J contract with LMC. At December 31, 1996, the Company had $4.3 million drawn under the C-130J Facility. Draws under this facility are limited to actual costs incurred by the Company and RUKL on the UK C-130J program. By means of a letter dated January 31, 1997, British Aerospace has represented that as long as British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company, it intends to continue to provide annual financing for the UK C-130J program until payment is received from LMC for delivery of the training system. During 1996, the Company negotiated modifications to the C-130J contract providing for a milestone payment of $15.0 million in the fourth quarter of 1996 and a payment of $6.0 million in the second quarter of 1997. Remaining payments under the contract are billable upon the achievement of certain contractual milestones, currently scheduled for the third and fourth quarters of 1997. Based on current schedules, the contract is estimated to require additional funding during 1997 of $22.0 million prior to LMC's payments for delivery of the training system. While the cost of financing this program is being recovered through the contract with LMC, an increase in interest rates or an extension of the scheduled delivery dates could result in financing costs in excess of that priced into the contract.

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

         As described in Note 2 to the Consolidated Financial Statements, management has not assumed recovery of certain costs incurred arising out of customer-occasioned contract delays or for work performed but not specified in express contract provisions. Therefore, while any and all recoveries are subject to future negotiations, actual recoveries would represent an additional capital resource to the Company.

         Based upon the availability under its current credit facilities and anticipated renewals thereof; projected cash flows from current and future programs with achievement of projected program milestones; anticipated reductions in restricted investments; and future income tax benefits in the United Kingdom, management believes that the Company's capital resources are adequate to meet its foreseeable business needs, on both a short- and long-term basis.

         RESULTS OF OPERATIONS
         Consolidated revenues increased by $6.7 million, or 7.2% during 1996 as compared to 1995, which reflected a 43.6% increase from the 1994 year. Revenues of the Training Devices Segment inclusive of intersegment transactions, increased by $17.6 million, or 36.0% during 1996 as compared to 1995, which represented an 81.1% increase from 1994. Revenues of the Training Devices Segment during 1996 and 1995 included approximately $27.6 million and $15.1 million, respectively, from the 1995 award of the LMC C-130J program. Affiliate revenues of the Training Devices Segment were $7.0 million higher in 1996 compared to 1995 and $5.2 million higher in 1995 compared to 1994. The 1996 and 1995 increases in affiliate revenues reflect revenues from three programs in varying stages of completion for the construction of commercial aircraft simulators.

         Revenues of the Training Services Segment inclusive of intersegment transactions, decreased by $8.4 million, or 21.7% during 1996 as compared to 1995, which represented a 15.9% increase from 1994. The Training Services Segment provides training services on customer and Company-owned or -leased devices to the U.S. Government and commercial aircraft operators. The 1996 decrease in revenues of the Training Services Segment relates to the 1995 loss of reprocurements relating to four training services contracts in which the Company was the incumbent contractor, and the revision of the management agreement pursuant to which the Company manages the British Aerospace-owned Dulles Training Center. Under the terms of the revised management agreement, the Company receives a fixed fee of $500,000 annually and is reimbursed by British Aerospace for the Company's costs associated with the Dulles Training Center. The increase in revenues of the Training Services Segment in 1995 was primarily the result of increased revenues on contracts with the U.S. Government and revenues earned on the Jetstream 41 simulator installed during 1995 at the British Aerospace-owned, Company-managed training center near Dulles International Airport.

         Revenues of the Systems Management Segment decreased by $7.1 million, or 55.6% during 1996 as compared to 1995, which reflected a $3.6 million, or 39.5% increase from 1994. The Systems Management Segment manages complex programs requiring the services of both the Training Devices and Training Services segments. The 1996 and 1995 revenues primarily relate to the 1995 award of a contract from an affiliate for a C-130H simulator for ultimate delivery to an international customer. The higher 1995 revenues include the recognition of revenues resulting from the recognition by this program of the cost of a partially completed full flight simulator previously held in inventory.

         The Company's income (loss) from operations was $7.7 million, $7.2 million and ($1.9) million in 1996, 1995 and 1994, respectively. The 1996 increase in income from operations reflects increased profitability in the Company's Training Devices Segment partially offset by decreases in operating profits of the Training Services and Systems Management Segments.

         The income (loss) before income taxes of the Training Devices Segment was $6.8 million, $3.1 million and ($786,000) for the years ended December 31, 1996, 1995 and 1994, respectively. The 1996 operating results of the Training Devices Segment reflect the favorable results associated with the achievement of critical program milestones, primarily on two large international military programs, three affiliate programs for commercial aircraft simulators, and a domestic military program. These favorable results were, in part, offset by a charge of $2.0 million to operations for estimated losses on a recently awarded international military program. The 1996 and 1995 operating results also include charges of $1.4 million and $1.6 million, respectively, reflecting a reduction in management's estimate of amounts recoverable from customers for customer-occasioned contract delays and work performed but not specified in express contract provisions. The 1996 charge was partially offset by a $1.1 million reduction in the settlement expenses accrued in prior years to resolve these matters. Operating profits of the Training Devices Segment often reflect large profit margin swings as a result of profit recognition occurring late in the lives of programs with developmental risk. Profit recognition on developmental programs results from revisions to management's risk assessments based on evaluations of each program's status at critical program milestones. Operating results of the Training Devices Segment for the years ended December 31, 1996, 1995 and 1994, include income (losses) before income taxes of RUKL of $311,000, $36,000 and ($1.7 million), respectively. The increased profitability of RUKL results from the recognition of profits on several smaller programs and increased business base to absorb indirect costs. The losses of RUKL in 1994 primarily resulted from the recording of loss provisions due to escalations of costs on three large prototype programs to develop tactical air defense trainers. These programs were completed during 1995. The 1994 operating results of the Training Devices Segment also reflect losses resulting from insufficient business base to fully absorb indirect costs of the Company's Tampa operation and RUKL.

         The income before income taxes of the Training Services Segment was $4.0 million, $5.0 million and $4.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. The reduced profitability in 1996 primarily related to the decline in revenues resulting from the 1995 loss of reprocurements of four training services contracts in which the Company was the incumbent contractor.

         The income (loss) before income taxes of the Systems Management Segment was $990,000, $2.5 million and ($662,000) for the years ended December 31, 1996, 1995 and 1994, respectively. The 1996 and 1995 operating profits reflect profit recognition on a contract with an affiliate awarded in 1995. The 1994 operating losses reflect the recognition of program losses on a large international program.

         The income (loss) before income taxes in 1994 was also impacted by recording a provision of $1.0 million to general and administrative costs for future costs associated with the Company's assertion of its rights to recovery of certain amounts claimed from customers for customer-occasioned contract delays and work performed but not specified in express contract provisions.

         Interest income approximated $590,000, $734,000 and $244,000 during 1996, 1995 and 1994, respectively. Interest income is primarily interest earned on long-term notes receivable, restricted investments and temporary cash investments. The decrease in interest income during 1996 primarily relates to the 1996 first quarter settlement of a long-term note receivable.

         Interest expense for 1996 approximated $387,000 as compared to $2.4 million for 1995 and $1.2 million for 1994. The reduction in interest expense during 1996 results from lower average levels of borrowings as compared to the previous year. In addition, during 1996, interest costs of $1.6 million associated with the Company's financing of the C-130J program were charged to the C-130J program and reflected in cost of sales rather than as interest expense. In the comparable period in 1995, interest cost charged to the C-130J program approximated $306,000. Interest expense in 1995 increased by $1.2 million over 1994's amount primarily as a result of higher borrowings outstanding during the year and higher interest rates on those borrowings.

         The provision for income taxes during 1996 and 1995 differs from the amounts computed by applying the federal statutory tax rate to income before taxes primarily as a result of the availability of net operating loss carryforwards to reduce taxable income and investment tax credits to reduce the tax provision. In 1994, alternative minimum tax liability arising from timing differentials associated with the depreciation of fixed assets and specific limitations on the usage of net operating loss carryforwards also contributed to the difference in the provision for income taxes from the federal statutory tax rate. During 1996 and 1995, the Company recorded deferred tax benefits of $1.5 million and $1.1 million, respectively, for which recovery in future periods is not dependent upon future taxable income. At December 31, 1996, the Company had available net operating loss carryforwards in the United Kingdom of $3.2 million, which can generally be carried forward indefinitely. Specific discussion of the Company's income tax provision and net deferred tax assets is included in Note 5 to the Consolidated Financial Statements.

         BACKLOG
         Contractual backlog increased to $129.9 million at December 31, 1996, from $121.1 million at December 31, 1995. Of the contractual backlog at December 31, 1996, 80.5% consisted of orders of the Training Devices Segment, 12.1% consisted of orders of the Training Services Segment and 7.4% consisted of orders of the Systems Management Segment. This compares to 71.3%, 15.6% and 13.1%, respectively at December 31, 1995. Contractual backlog for RUKL, included in the Training Devices Segment backlog, was $46.4 million at December 31, 1996 compared to $61.1 million at December 31, 1995. The contractual backlog of RUKL includes $38.8 million at December 31, 1996 related to the UK C-130J program with LMC. Contractual backlog of the Systems Management Segment at December 31, 1996 and 1995 primarily represents the 1995 award of a contract from an affiliate to manufacture a C-130H simulator for ultimate delivery to an international customer and to provide related maintenance support and training services. Contract awards within the Training Services Segment to provide training to U.S. Military personnel are generally awarded annually and recorded during the fourth calendar quarter. This results in a declining backlog for the Training Services Segment during the first three calendar quarters. The Company faces intense competition for training services contracts, and the company providing the lowest-price solution to the customer's requirements is generally successful in receiving the award. Despite recent losses in competitive procurements for training service contracts, management believes that the Company is well positioned to continue to pursue opportunities to provide training services in this cost competitive market. Not included in contractual backlog are announced orders for which definitive contracts have not been executed and unobligated contract options under U.S. Government contracts.

         FACTORS THAT MAY AFFECT FUTURE RESULTS
         The Company's future operating results may be affected by a number of factors, many of which are beyond the Company's control, including uncertainties relative to global economic conditions; political instability; the economic strength of governments; levels of U.S. Government and international defense spending; military and commercial aircraft industry trends; and the Company's ability to successfully increase market share in its Training Devices Segment while expanding its product base into other markets. In recent years, the markets into which the Company sells its training device products have been depressed, and the number of units sold into these markets has decreased from prior periods. As a result, competition for available training device opportunities has increased, resulting in lower margins on devices constructed. In addition, the simulation and training industry has been characterized by continuing industry consolidation, rapid technological advances resulting in frequent introduction of new products and product enhancements and very competitive pricing practices.

         The Company has responded to these market conditions by diversifying into new markets and by seeking the formation of strategic teaming arrangements with airframe manufacturers and prime contractors for weapon systems. As in prior years, the Company continues its diversification strategy of pursuing a greater number of opportunities in the training services market. In addition, with the acquisition of RUKL in June 1993 and the purchase of certain assets of the Microflite product line in early 1994, the Company expanded the product lines of the Training Devices Segment and increased the number of opportunities available to it in the European and commercial airline simulation markets. In November 1993, RUKL was selected by LMC as its training systems teammate for the C-130J program. This teaming arrangement with LMC resulted in an award during 1995 worth $77.0 million, and subsequently increased to $81.5 million.

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

         The Company may experience transaction gains and losses from currency fluctuations related to its international operations. In order to minimize foreign exchange risk, the Company selectively hedges certain of its foreign exchange exposures principally relating to foreign currency accounts payable and accounts receivable. The Company's hedging strategy is facilitated by its ability to borrow foreign currencies under its revolving credit facility and the C-130J Facility provided by British Aerospace. This strategy has reduced the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future to the extent appropriate. The Company does not engage in speculative hedging activities, nor does the Company hedge nontransaction-related balance sheet exposure. In 1996, the Company recorded foreign currency gains of approximately $465,000 for unhedged exposures resulting from changes in the actual timing of program payments from those forecasted and hedged. During 1995 and 1994, the Company similarly recorded losses of approximately $97,000 and $63,000, respectively, related to these activities.

         The Company has entered into contracts to buy forward British pounds with an equivalent value of $4.3 million to reduce the Company's exposure to foreign currency exchange risk associated with the cost of subcontractors and other requirements of the C-130J program denominated in British pounds. These contracts mature quarterly in varying amounts through June 1997. British Aerospace is the counterparty to these instruments. The forward contracts should not subject the Company to risk from exchange movement because gains and losses on these contracts offset losses and gains on the transactions being hedged. However, the amount and timing of the program costs were estimated and changes in these estimates could result in future gains or losses from exchange rate movements.

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those set forth under "Factors That May Affect Future Results" and elsewhere in this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        The information for this Item has been filed as Item 14(a)(1) in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         The following table shows the names and ages of the Company's executive officers and directors, and the positions and offices with the Company currently held by each of them:

      Name                                    Age                           Present Position
      ----                                    ---                           ----------------
Richard G. Snyder                              64          President, Chief Executive Officer and Director
Anthony S. Brancato                            60          Executive Vice President-International Military
                                                           Marketing and Training Services
Richard W. Welshhans                           50          Vice President, Chief Financial Officer and Secretary
Derek R. Alden                                 52          Vice President-Commercial and  Entertainment Products
Robert D. Webster                              54          Vice President-Operations
Kelley L. Rexroad                              39          Vice President-Human Resources
Paul G. Waring, Jr.                            35          Corporate Controller and Treasurer
Edward W. Bettke                               69          Director
David R. Fish                                  49          Director
Sydney Gillibrand                              62          Director
Paul L. Harris                                 51          Director
Robert F. Schoultz                             72          Director
Dale R. States                                 69          Director
Stella F. Thayer                               56          Director and Chairman of the Board

         The following sets forth a summary of the business experience, during at least the most recent five years, of each executive officer and director of the Company:

         Richard G. Snyder was elected to the Board of Directors and appointed as President and Chief Executive Officer in February 1990. He also serves on the Government Security Committee. In September 1994, Mr. Snyder was elected to the Board of Directors of Cleaners Hangers Co., a wire hanger and products company. From 1985 until he joined the Company, Mr. Snyder served as President of the Link Tactical Simulation Division of CAE Industries, Ltd., a major producer of commercial and military simulation and training devices. For the 30 years between 1954 and 1985, Mr. Snyder served in various capacities with the Kearfott Division of General Precision, Inc., which was acquired by the Singer Company, and the Link Tactical Simulation Division of The Singer Company (which Division was acquired by CAE Industries, Inc.). His experience in these positions included broad responsibilities for missile and space programs, international business development, program management and contracts.

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

         Paul G. Waring, Jr. was elected Treasurer in November 1995, in addition to the position of Corporate Controller that he held since 1993. Previously, Mr. Waring worked nine years with Coopers & Lybrand L.L.P., most recently as Business Assurance Manager.

         Edward W. Bettke has served as a director of the Company since 1981 and is the Chairman of the Audit Committee and a member of the Compensation and Government Security Committees. Mr. Bettke is the former Vice President-Finance and Treasurer of Wyman-Gordon Company, having resigned that position in 1987, in contemplation of his retirement in 1988. Mr. Bettke was also a director of Wyman-Gordon Company until 1988. Wyman-Gordon Company is engaged principally in the engineering, production and marketing of technically advanced forgings. Mr. Bettke had been associated with Wyman-Gordon since 1954. Mr. Bettke was also a director of Quabaug Corporation and regional director of Shawmut Bank, N.A. until 1995. Mr. Bettke is 69 years old.

         David R. Fish has served as a director of the Company since August 3, 1995 and is a member of the Audit and Compensation Committees. Mr. Fish joined British Aerospace in 1967 and served in a number of senior positions before appointment to his current position of Finance Director of the Systems and Services Division of British Aerospace Defence Ltd., a wholly-owned subsidiary of British Aerospace Plc. Mr. Fish is 49 years old.

         Sydney Gillibrand has served as a director of the Company since August 3, 1995 and is a member of the Compensation Committee. Mr. Gillibrand was first employed by British Aerospace in 1950 and held a number of senior positions in production, engineering and international affairs throughout his employment. He was elected to the Board of British Aerospace Plc. in 1987 and most recently, Mr. Gillibrand was Vice Chairman of the Board of Directors of British Aerospace Plc., a position he retired from in June 1995. Mr. Gillibrand is a non-executive director of AMEC Plc., LUCAS Industries Plc. and ICL Plc. Mr. Gillibrand is 62 years old.

         Paul L. Harris, a United States citizen, has served as a director of the Company since June, 1996, and is Chairman of the Compensation Committee and a member of the Audit Committee. He is Senior Vice President and General Manager of British Aerospace Holdings, Inc. and is responsible for managing the company's investments in North America. From 1989-1992 Mr. Harris served as Finance Director of the Commercial Aircraft Division of British Aerospace in London. He currently serves on the Board of Governors of the National Aviation Club in Washington, D.C. and on the Board of Directors of the Washington Dulles Task Force. Mr. Harris is 51 years old.

         Robert F. Schoultz has served as a director of the Company since 1990 and is a member of the Compensation and Government Security Committees. Since 1987, Mr. Schoultz has served as President of Rosco, Inc., a consulting firm providing design, procurement strategy and marketing guidance to firms within the aerospace industry. Prior to that time, Mr. Schoultz enjoyed a distinguished career in the United States Navy, from which he retired with the rank of Vice Admiral after serving as the U.S. Commander Eastern Atlantic, and Deputy Commander in Chief, U.S. Naval Forces, Europe. Mr. Schoultz is 72 years old.

         Dale R. States has served as a director of the Company since 1989 and as a member of the Audit and Compensation Committees and the Chairman of the Government Security Committee. In January 1995, Mr. States was appointed President of Air 4000, Inc. During 1994 and 1995, Mr. States was a director and served in the position of Chief Technical Officer of Astraea Aviation Services, d/b/a Dalfort Aviation, an aircraft maintenance and modification company. During 1992 and 1993, Mr. States was self-employed as a consultant to the aerospace industry. From 1988 to 1992, Mr. States served as President of Astraea Airline Services. Previously, Mr. States served as Executive Vice President and General Manager of Dalfort Corporation, which at that time was the parent company of Braniff, Inc., a major scheduled airline, and President of Dalfort Aviation Services, a leading independent aircraft maintenance, fixed base and training organization. Mr. States is 69 years old.

         Stella F. Thayer has served as Chairman of the Board of the Company since June 1992 and is a member of the Audit, Compensation and Government Security Committees. Mrs. Thayer is a shareholder of the law firm of Macfarlane, Ferguson and McMullen. She also serves as Chairman of the Hillsborough County Aviation Authority. Mrs. Thayer also serves on the Board of Directors of Lykes Energy, Inc. and Tampa Bay Downs, Inc. Mrs. Thayer is 56 years old.

         There are no family relationships among any of the Company's executive officers and directors. Executive officers of the Company serve at the pleasure of the Board of Directors, subject to the terms of any employment agreements with the Company. The term of office of each director of the Company ends at the next annual meeting of the Company's shareholders or when his successor is elected and qualified.

         During 1996, the executive officers and directors of the Company filed with the Securities and Exchange Commission ("the SEC") on a timely basis all required reports relating to transactions involving equity securities of the Company beneficially owned by them. The Company has relied on written representation of executive officers and directors and copies of the reports they have filed with the SEC in providing this information.

ITEM 11. EXECUTIVE COMPENSATION
         COMPENSATION COMMITTEE REPORT

         The Compensation Committee of the Board of Directors of the Company (the "Committee"), comprised solely of non-management directors of the Company, is responsible for establishing and reviewing each component of the total compensation of the executive officers of the Company and its subsidiaries. Executive officer compensation decisions of the Committee are submitted for approval to the full Board of Directors. The compensation package of each executive officer of the Company is made up of three principal components: base salary; annual variable incentive cash compensation; and long-term incentive compensation. In establishing each of the components of the compensation package for an executive officer, the Committee considers the factors described below but also makes subjective determinations as to ultimate compensation levels.

         The following is a brief description of the Company's current compensation system for executive officers.

         In establishing and maintaining the compensation system for the executive officers of the Company, the Committee makes use of a system in which each executive office of the Company is assigned a Salary Grade range ("Salary Grade") which, among other things corresponds to the level of responsibility associated with the office. This Salary Grade system and the Salary Grade for each executive officer within the Company was developed by the Committee in 1991 with the assistance of an independent compensation consultant and is reviewed periodically by the Committee. Each executive officer of the Company is assigned a Salary Grade upon employment by the Company (or in certain cases upon the adoption of the Salary Grade system in 1991) based upon, among other things, the individual responsibilities of the position. The Salary Grade of an executive officer of the Company is subject to review and revision by the Committee from time to time based upon the experience level of the officer and any changes in the level of responsibility of the office.

         BASE SALARY. For the purpose of determining the base salary component of the Company's executive compensation program, the Committee (with the initial assistance of an independent compensation consultant) assigned a salary range for each Salary Grade. The Committee periodically reviews and revises these salary ranges. In reviewing the applicable salary range for each Salary Grade, the Committee considers, among other factors, salary ranges of comparable positions on both a local and a national scale. The base salary for each executive officer, and any increase or decrease therein, is determined and re-evaluated by the Committee on an annual basis taking into account the applicable salary range of the executive officer's designated Salary Grade and in the case of each executive officer other than the Chief Executive Officer after consideration of the recommendations of the Chief Executive Officer. In establishing and revising the base salary of each executive officer within a Salary Grade, the Committee considers, among other factors, the duties and responsibilities of the position in relation to what individuals with comparable responsibilities earn both locally and nationally, the individual's experience and expertise in the specified disciplines and the individual's annual performance evaluation.

         During 1994 and early 1995, management and the Board of Directors of the Company were concerned with delays experienced in the award of new programs in the Company's Training Devices and Systems Management segments. As a part of the response to the declining backlog and based upon the recommendation of the management of the Company, the Committee delayed base salary increases in 1995 and continued from 1994 the temporary five percent reduction in base salary of each executive officer of the Company whose base salary was in excess of $50,000. Effective April 1, 1995, the temporary five percent reduction in base salary was terminated and the increases in base salary were granted, based primarily upon the booking of a significant program in the Company's Training Device Segment.

         ANNUAL VARIABLE CASH INCENTIVE COMPENSATION. With the assistance of an independent compensation consultant, in 1991, the Company established the Reflectone, Inc. Variable Incentive Compensation Plan ("VICP Plan"), the stated goals of which are to:

         (1) Provide a direct incentive to executive management to improve Company performance, thus tying management to Company goals, values and shareholder interests.

         (2) Reward and compensate executives for outstanding individual performance.

         (3) Compensate executives in a manner to maintain Reflectone's competitive position in the marketplace.

         The overall philosophy of the VICP Plan is that a specified portion of each executive's compensation should be at risk subject to both Company and individual performance, with higher Salary Grades having a higher percentage of overall compensation at risk. Under the VICP Plan, executive officers of the Company are paid cash bonuses based upon a pre-determined formula which takes into account both objective and subjective measurements by the Committee. The measurements include both individual performance and Company performance measured against pre-determined performance goals approved by the Board. During 1996, VICP Plan Awards took into consideration the following factors of Company performance, each of which were weighed equally: (i) bookings of new business, (ii) income from operations and (iii) the net summation of cash and borrowings at December 31, 1996. Based upon a review of the Company's performance during 1996, the Committee established a 1996 performance factor of
1.14 within an overall range of zero to 1.20. Each executive officer of the Company was then assigned an individual performance factor based upon a review by the Chief Executive Officer and/or the Board of Directors.

         LONG-TERM INCENTIVE COMPENSATION. Prior to 1997, the long-term incentive component of the Company's compensation system consisted primarily of the grant of incentive stock options. To date, stock options have been awarded under the Company's 1994 Stock Option Plan, 1990 Stock Option Plan and 1982 Incentive Stock Option Plan, all of which have been approved by the shareholders of the Company. Awards of stock options to date have been at the discretion of the Committee taking into consideration numerous factors, including the individual's Salary Grade, salary and performance. The Committee granted stock options for an aggregate of 41,500 and 56,000 shares of common stock in 1996 and 1995, respectively, under the Company's 1994 Stock Option Plan.

         Effective January 1, 1997, the Company established the Reflectone, Inc. 1997 Long-Term Incentive Plan ("LTIP") to replace future grants of stock options under the Company's 1994 Stock Option Plan. The objective of the LTIP is to reward each executive of the Company for increasing the value of the business as measured over a period of three years. Awards earned under the plan are paid in cash, one-half after the completion of the three-year performance period and one-half one year later. The LTIP provides for an award pool consisting of a portion of the return on shareholders' equity above an 18% three-year average return on equity. The award escalates with increases in the average three-year return on equity to a maximum of 25% of the earnings above a 30% average return on equity. Based upon earnings forecasted in the Company's strategic plans, the targeted award pool for the 1997 through 1999 period has been established at $412,000. If earned, this award will be paid to the executives one-half in each of the years 2000 and 2001.

         COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. As with all executive officers of the Company, Mr. Snyder's compensation consists primarily of base salary, annual variable incentive cash compensation and long-term incentive compensation in the form of stock options. Mr. Snyder's employment with the Company is pursuant to a one-year employment agreement. Mr. Snyder's base compensation was established pursuant to arm's-length negotiations between the Company and Mr. Snyder in 1990 and is reviewed by both Mr. Snyder and the Committee annually. Mr. Snyder's base salary was increased to $240,000 in 1996 from $205,000. During 1994 and until April 1995, Mr. Snyder was subject to the temporary five percent salary reduction discussed above. Mr. Snyder's VICP award for 1996 was established at $125,000 by the Committee taking into account his performance and the overall performance of the Company. Mr. Snyder was awarded 10,000 stock options in 1996 under the 1994 Stock Option Plan.

                                        Paul L. Harris, Chairman
                                        Stella F. Thayer
                                        Edward W. Bettke
                                        David R. Fish
                                        Sydney Gillibrand
                                        Robert F. Schoultz
                                        Dale R. States

         The following table summarizes the annual compensation and long-term compensation paid or accrued by the Company during the years indicated to the Company's chief executive officer and the Company's other four most highly compensated executive officers (the "Named Executive Officers"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payments during the years indicated.


                                        SUMMARY COMPENSATION TABLE
                                                                                              Long-Term
                                                                                             Compensation
                                                   Annual Compensation                          Awards
                                   ------------------------------------------------          ------------
                                                                                             Securities
Name                                                                  Other Annual           Underlying   All Other
and Principal Position             Year    Salary(1)    Bonus       Compensation(2)            Options    Compensation(3)
----------------------             ----    ---------   --------     ---------------          ------------ ---------------
PRESIDENT AND
CHIEF EXECUTIVE OFFICER
Richard G. Snyder(4)               1996    $238,665    $125,000         $10,916                10,000         $47,873
                                   1995     202,047     106,600          11,969                14,000          45,669
                                   1994     195,145        -             12,364                16,000          42,370
EXECUTIVE OFFICERS
Anthony S. Brancato                1996     148,845      52,200             -                   5,500          18,424
Executive Vice President -         1995     141,433      53,800             -                   8,500          14,318
International Military             1994     133,682        -                -                   8,000          10,263
Marketing and Training
Services

Frank T. Tobin, Sr. (5)            1996     144,594      47,900             -                   5,500          16,219
Vice President - Military          1995     130,988      49,850             -                   8,500          12,873
Products                           1994     123,823        -                -                   8,000           9,226

Robert D. Webster                  1996     141,740      46,900             -                   5,500          15,197
Vice President - Operations        1995     131,822      47,050             -                   8,500          12,146
                                   1994     119,401        -                -                   8,000           8,257

Richard W. Welshhans               1996     124,250      38,600             -                   5,000          13,045
Vice President, Chief              1995     117,978      37,600             -                   8,000          10,598
Financial Officer and              1994     112,255        -                -                   8,000           7,443
Secretary

_______________
(1) For a portion of 1994 and 1995 salaries reflect a temporary five percent reduction as described in "Compensation Committee Report."
(2)      Includes memberships and automobile allowance.
(3) Includes Company contributions to the Reflectone, Inc. Savings, Investment and Employee Benefit Plan, supplemental retirement arrangements, excess group term life insurance and additional insurance policies.
(4) The Company has an agreement with Mr. Snyder, dated as of January 18, 1990, which provides for his employment and was recently extended for another year, at a minimum annual compensation of $180,000. In addition, the agreement provides for a $10,000 annual non-accountable automobile allowance, a $500,000 term life insurance policy for the benefit of the estate or other designated beneficiary of Mr. Snyder, a supplemental long-term disability policy payable to age 65 such that a total disability benefit would be at least $175,000 per year, and the supplemental retirement benefits described at "Other Compensation Arrangements - Supplemental Retirement Arrangements."
(5)      Mr. Tobin's employment with the Company terminated on January 15,
         1997.

         The following table sets forth information concerning options granted during the year ended December 31, 1996, under the Company's 1994 Stock Option Plan to the Named Executive Officers. The Company did not grant any stock appreciation rights during the year.

                                                OPTION GRANTS IN LAST YEAR
                                                                                                     Potential Realizable
                                                                                                   Value at Assumed Annual
                                                                                                            Rates
                                                                                                        of Stock Price
                                                                                                        Appreciation
                                                       Individual Grant                                for Option Term
                              ----------------------------------------------------------------     -----------------------
                              Number of
                              Securities      % of Total
                              Underlying   Options Granted
                               Options     to Employees in   Exercise or
                               Granted                        Base Price        Expiration
          Name                   (#)             1996         ($/Share)            Date             5% ($)         10% ($)
-----------------------       ----------   ---------------   -----------     -----------------     --------        --------
Richard G. Snyder               10,000          24.1%          $18.50        February 13, 2006     $131,400        $342,800
Anthony S. Brancato              5,500          13.3            18.50        February 13, 2006       72,300         188,600
Frank T. Tobin, Sr. (2)          5,500          13.3            18.50        February 13, 2006       72,300         188,600
Robert D. Webster                5,500          13.3            18.50        February 13, 2006       72,300         188,600
Richard W. Welshhans             5,000          12.0            18.50        February 13, 2006       65,700         171,400

________________________

(1) The dollar amounts under these columns are the result of calculations at the hypothetical 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the Company's common stock price. The option term is 10 years.
(2)    Mr. Tobin's employment with the Company terminated on January 15, 1997.

       The following table provides certain information concerning aggregate stock option exercises in 1996 and stock option values as of December 31, 1996, for unexercised stock options held by each of the Named Executive Officers. No stock appreciation rights are outstanding.

                                       AGGREGATED OPTION EXERCISES LAST FISCAL YEAR AND
                                                   YEAR-END OPTION VALUES

                               Shares
                            Acquired on                         Number of Unexercised            Value of Unexercised
                              Exercise        Value                   Options at                 In-The-Money Options
          Name                  (#)          Realized                Year End (#)                   at Year-End (1)
------------------------    ------------    -----------    ------------------------------    ------------------------------
                                                           Exercisable      Unexercisable    Exercisable      Unexercisable
                                                           -----------      -------------    -----------      -------------
Richard G. Snyder              75,000        $1,164,500         13,750             40,000       $155,375           $272,500
Anthony S. Brancato             5,000            93,750         14,875             22,000        172,875            148,375
Frank T. Tobin, Sr. (2)         5,000            49,000           -                22,000           -               148,375
Robert D. Webster               8,125            94,925           -                22,000           -               148,375
Richard W. Welshhans            4,375            49,438           -                21,000           -               144,500

________________________
(1) Based upon the closing sale price of $18.00 per share of common stock on December 31, 1996, as reported in the Nasdaq National Market.
(2)    Mr. Tobin's employment with the Company terminated on January 15, 1997.

COMMON STOCK PERFORMANCE

       As part of the executive compensation information presented in this Annual Report on Form 10-K, the SEC requires a five-year comparison of stock performance for the Company with stock performance of a broad equity index such as the Dow Jones Industrial Average and either a published index or a Company-constructed peer group index.

       The following graph compares the cumulative total stockholder return on the common stock of the Company for the last five calendar years, with the cumulative total return on the Dow Jones Industrial Average and the Dow Jones Aerospace and Defense Sector for the same period. (Assuming the investment of $100 in the Company's common stock, the Dow Jones Industrial Average and the Dow Jones Aerospace and Defense Sector on December 31, 1991):

                                             1991         1992        1993         1994         1995         1996
                                            ------       ------      ------       ------       ------       ------
Reflectone, Inc.                            100.00       108.20      151.64       139.34       225.41       286.89
Dow Jones Aerospace
       & Defense Sector                     100.00       104.27      134.74       151.53       263.51       350.18
Dow Jones Industrial
       Average                              100.00       107.33      125.52       131.83       180.54       232.37

       The average annual compound growth rate for the Company's stock over the last five year period was 23.46% compared to 28.49% for the Aerospace and Defense Sector, and 18.37% for the Dow Jones Industrial Average.

       There can be no assurance that the Company's stock performance will continue into the future with the same or similar trends depicted in the graph above. The Company will not make nor endorse any predictions as to future stock performance.

OTHER COMPENSATION ARRANGEMENTS

I.   VARIABLE INCENTIVE COMPENSATION PLAN

       The Company maintains a Variable Incentive Compensation Plan pursuant to which senior personnel, including each of the Named Executive Officers, are entitled to receive cash bonuses. Under the current plan, the amount of the bonuses cannot exceed 60% of base salary in the case of the President, and 38% in the case of other executive officers. The amount of the bonus is based on a pre-determined formula which takes into account both objective and subjective measurements by the Compensation Committee. The measurements include both individual performance and Company performance measured against pre-determined performance goals approved by the Board. During 1996, VICP Plan Awards took into consideration the following factors of Company performance, each of which were weighed equally: (i) bookings of new business, (ii) income from operations and (iii) the net summation of cash and borrowings at December 31, 1996. Bonus amounts earned under the Plan for the year ended December 31, 1996 are provided in the Summary Compensation Table.

II.   RETIREMENT PLANS

         The Company maintains the Reflectone, Inc. Savings, Investment and Employee Benefit Plan (the "Plan") which covers all eligible employees of the Company and certain employees of its subsidiary, Reflectone Training Systems, Inc. The Plan provides for the Company to make contributions, the amount of which are at the discretion of the Board of Directors, which may not exceed applicable federal income tax limitations. Participants may also make voluntary contributions. Each employee who has completed at least six months of continuous employment and 1,000 hours of service is eligible to participate. Directors who are not also full-time employees of the Company are not eligible to participate in the Plan. Allocations are made to each participant employed on the last day of each plan year based on years of service and annual compensation, excluding discretionary bonuses, and are subject to graduated vesting during the first seven years of employment. The Plan also provides for contributory profit sharing contributions in an amount equal to 50% of the employee's participation to a maximum of 3% of eligible wages, subject to applicable federal income tax limitations. The employee's interest in the Company's matching contribution is subject to graduated vesting during the first five years of employment.

         The Company's contributions to the accounts of the Named Executive Officers, during the year ended December 31, 1996, under the Plan are included in the Summary Compensation Table.


III.  SUPPLEMENTAL RETIREMENT ARRANGEMENTS

         The Company currently has an agreement with Mr. Snyder to provide retirement benefits substantially equal to those that would have been provided by his previous employer. Pursuant to the agreement, the Company maintains a trust for the benefit of Mr. Snyder and a designated beneficiary, and contributes amounts to fund the agreement not later than 90 days subsequent to each year-end. During 1996, the Company accrued $7,680 and funded $20,471 of previously accrued amounts with respect to this arrangement.

      EMPLOYEE STOCK PURCHASE PLAN

         Employees of the Company (including officers and those directors who are also employees) and its subsidiary are currently eligible to participate in the Reflectone, Inc. Employee Stock Purchase Plan ("ESPP"). Each eligible employee may purchase shares through payroll deductions at a maximum rate of 10%. The purchase price is 90% of the closing price on the designated dates of purchase. None of the Named Executive Officers participated in the ESPP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The following table sets forth, as of February 25, 1997: (i) certain information concerning the ownership of the common stock of the Company, and the addresses of, each person who is known by the Company to own of record or beneficially more than 5% of the outstanding common stock of the Company; and
(ii) certain information concerning ownership of the common stock of the Company by each of the Company's named officers and directors and all directors and executive officers as a group, based upon reports filed by such persons. Except as otherwise indicated, (i) the shareholders listed in the table have sole voting and investment power with respect to the shares indicated and (ii) the address of each shareholder is to the care of Reflectone, Inc., 4908 Tampa West Boulevard, Tampa, Florida 33634.

Name and Address of                                            Number of Shares              Percentage
Beneficial Owners                                              Beneficially Owned (1)        of Class
-----------------                                              ----------------------        ----------
British Aerospace, Plc.
Farnborough Aerospace Centre
Farnborough, Hampshire GU14 6YU
England
------and------
British Aerospace Holdings, Inc.
1500 Conference Center Drive
Suite 200
Chantilly, VA  20151-3819                                           1,375,000(2)               48.0%(3)

Fidelity Management & Research Company
82 Devonshire Street
Boston, MA 02109                                                      205,500(4)                7.2%

Edward W. Bettke                                                        1,978                     *
David R. Fish                                                               0                     *
Sydney Gillibrand                                                           0                     *
Paul L. Harris                                                              0                     *
Robert F. Schoultz                                                      1,000                     *
Richard G. Snyder                                                      36,000(5)                1.3%
Dale R. States                                                              0                     *
Stella F. Thayer                                                        6,750(6)                  *

Anthony S. Brancato(7)                                                 24,216                     *
Frank T. Tobin(8)                                                       5,075                     *
Robert D. Webster                                                           0                     *
Richard W. Welshhens                                                        0                     *

All Directors and
Executive Officers as
a group (15 persons)(9)                                                96,128                   3.4%

________________________
*      Less than one percent.
(1) Beneficial ownership is determined in accordance with Rule 13d-3(d) promulgated by the SEC under the Securities and Exchange Act of 1934, as amended. Shares of the Company's common stock issuable pursuant to options, warrants and convertible securities, to the extent such securities are currently exercisable or convertible, or are exercisable or convertible within 60 days of February 25, 1997, are treated as outstanding for computing the percentage of the person holding such securities but are not treated as outstanding for computing the percentage of any other person (regardless of whether such options or warrants are currently in-the-money).
(2) British Aerospace Holdings, Inc. ("Holdings") may be deemed to share voting and investment power with British Aerospace Plc. In addition to the shares of common stock, Holdings beneficially owns 50,000 shares of the Company's 8% ($14.08 per share annual dividend) cumulative preferred stock and warrants to purchase 78,261 shares of the Company's common stock. The preferred stock is convertible by British Aerospace into 500,000 shares of common stock.

(3) If all the shares of preferred stock held by British Aerospace were converted to common stock and all warrants to purchase common stock were exercised, British Aerospace would hold 1,953,261 shares of common stock, representing approximately 56.7% of the then-outstanding shares of common stock. If currently outstanding options for an aggregate of 219,071 shares were also exercised by third parties, British Aerospace would hold approximately 53.3% of the then-outstanding common stock.
(4) Based upon a Schedule 13G dated February 14, 1997, filed by Fidelity Management & Research Company.
(5) Includes 13,750 shares issuable upon the exercise of options exercisable within 60 days of February 25, 1997, 21,000 shares owned by him, and 1,250 shares held by his children, as to which Mr. Snyder disclaims beneficial ownership.
(6) Includes 2,500 shares currently owned by Mrs. Thayer and 4,250 shares held by members of her immediate family, as to which Mrs. Thayer disclaims beneficial ownership.
(7) Includes 14,875 shares issuable upon the exercise of options exercisable within 60 days of February 25, 1997, 8,091 shares owned by him and 1,250 shares held by his spouse, as to which Mr. Brancato disclaims beneficial ownership.
(8)    Mr. Tobin's employment with the Company terminated on January 15, 1997.
(9) Includes 44,750 shares issuable upon exercise of options exercisable within sixty days of February 25, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       From time to time, the Company enters into various transactions with British Aerospace. British Aerospace Holdings, Inc. ("BAeHI") a wholly owned subsidiary of British Aerospace Plc. ("BAe") is the Company's principal shareholder, see Item 12 of this report. All contracts and agreements with British Aerospace are reviewed and approved by a subcommittee comprising all members of the Audit Committee other than Mr. Fish. The Company's management and the members of the Board responsible for reviewing the various transactions, believe that each transaction has been or is on terms no less favorable to the Company than if unaffiliated parties had been involved.

       ACQUISITION. On June 21, 1993, the Company purchased from BAe all of the issued and outstanding shares of common stock of British Aerospace Simulation, Ltd. which had been a wholly owned subsidiary of BAe. The acquired entity has been renamed Reflectone UK Limited ("RUKL"). RUKL, with its facilities in Filton, England, designs, develops and manufactures, through sophisticated electronic computer simulation, tactical air defense trainers, electronic warfare training systems and visual air traffic control simulators. RUKL's products are complementary to other products produced in the Company's Training Devices Segment and are marketed worldwide to government and commercial customers.

       RTC - DULLES MANAGEMENT AGREEMENT. Prior to January 1, 1996, the Company's management agreement with British Aerospace to manage its flight training center near Washington D.C.'s Dulles International Airport required the Company to pay a facility fee based, in part, on the achievement of specified levels of revenues at the training center. For the years ended December 31, 1995 and 1994, the Company paid facility fees in the amount of approximately $2.2 million and $1.7 million, respectively, which included fees approximating $1,385,000 and $966,000, respectively, based on revenues. In addition, during 1995 and 1994 the Company recognized approximately $2.9 million and $1.5 million, respectively, in revenues at the Dulles Training Center from the sale of training services to British Aerospace.

       Effective January 1, 1996 the management agreement to manage the British Aerospace owned training center was modified. Under the terms of the revised management agreement, the Company receives a fixed fee of $500,000 annually and is reimbursed by British Aerospace for the Company's costs associated with operating the Dulles Center. For the year ended December 31, 1996, the Company recognized approximately $3.6 million in revenues from managing the Dulles Training Center.

       SIMULATION EQUIPMENT. The Company enters into contracts or reaches agreements for the sale of military and commercial simulation equipment with various entities within British Aerospace. The aggregate amount of such contracts received subsequent to 1987, and their associated backlog at December 31, 1996, approximated $129.2 million and $16.3 million, respectively. During the year ended December 31, 1996, new program awards were received from British Aerospace approximating $11.3 million. Revenues derived from such contracts during the year approximated $19.9 million and the related cost of sales approximated $16.6 million. On all British Aerospace simulation device programs through December 31, 1996, revenues have aggregated $112.9 million and the cost of sales have aggregated $92.5 million.

       INSURANCE COVERAGE. The Company has an arrangement with British Aerospace whereby the majority of the Company's commercial insurance coverages are provided as an additional named insured under policies and programs providing like coverages to British Aerospace. Some of the coverage is underwritten by BAe Insurance, Ltd., a captive insurer wholly owned by British Aerospace. In future renewals the Company expects to continue to obtain its insurance coverage in conjunction with British Aerospace under similar arrangements. For coverage provided by British Aerospace or by third party insurers as an additional named insured on British Aerospace policies during 1996, the Company incurred premium costs totaling approximately $949,000.

       FORWARD EXCHANGE CONTRACTS. The Company has entered into forward exchange contracts to purchase British pounds to which British Aerospace is the counterparty. These agreements were entered into to reduce the Company's exposure to foreign currency exchange risk associated with payments for major subcontractor elements and other requirements of the C-130J program with Lockheed Martin Corporation ("LMC"). At December 31, 1996, the Company had $4.3 million of forward exchange contracts outstanding to purchase British pounds.

       LOAN AGREEMENTS. BAe fully guarantees the Company's revolving credit facility with Wachovia Bank of Georgia, N.A. The facility provides for maximum borrowings of $2 million and expires on August 7, 1997. In addition, British Aerospace fully guarantees the Company's letter of credit facility with Lloyds Bank, Plc., New York. Under this facility, the Company may issue irrevocable standby letters of credit and bank guarantees aggregating to a maximum of $35 million. The Lloyds' facility matures on October 31, 1997. Also, the Company maintains two loan facilities (the "working capital facility" and the "C-130J facility") with BAe Finance, Inc. ("BAe Finance"), a wholly owned subsidiary of BAeHI. The working capital facility provides for borrowings aggregating up to $10.0 million and the C-130J facility provides for borrowings aggregating up to $40.0 million. Draws under the C-130J facility are limited to actual costs incurred by the Company and RUKL on the United Kingdom C-130J contract with LMC. The BAe Finance agreements mature on August 7, 1997.

       Pursuant to the terms of an Agreement for Credit Availability dated as of November 20, 1996, British Aerospace has agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's current credit facilities at their current levels through August 7, 1997. Renewal of the Company's credit facilities beyond August 7, 1997 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated January 31, 1997, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities and to provide sufficient financing for the C-130J program until payment is received from LMC, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's current credit facilities will be renewed annually. The Company's credit facilities and the Agreement for Credit Availability with British Aerospace contain certain covenants which, among other things, require:
(i) the Company to be current with respect to the payment of dividends on its
8%

Cumulative Convertible Preferred Stock prior to any draw under the British Aerospace provided facilities, (ii) the Company to pay British Aerospace a facility fee of 50 basis points per annum on the maximum aggregate availability ($87.0 million) of the credit facilities provided or guaranteed by British Aerospace, and (iii) the Company to pay British Aerospace a guarantee fee of 3.25% per annum on amounts outstanding under the Company's $2.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. As required under the Company's 1995 Agreement for Credit Availability, the Company issued to British Aerospace warrants to purchase 78,261 shares of the Company's common stock at any time prior to August 7, 2005, at an exercise price equal to the lesser of (i) $11.50 per share (the price of the common stock of the Nasdaq National Market on August 7, 1995, the date of the execution of the Agreement for Credit Availability), or (ii) the per share market price of the Company's common stock on the date(s) of the exercise of the warrants. In addition, the Company's current Agreement for Credit Availability requires that the Company obtain the prior approval by British Aerospace for all material capital investment expenditures as defined in the Agreement for Credit Availability.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) CONSOLIDATED FINANCIAL STATEMENTS :


                                                                     Sequential
         Description                                                Page Number
         -----------                                                -----------
         Report of Independent Certified Public Accountants              32

         Consolidated Balance Sheets as of December 31, 1996 and 1995    33

         Consolidated Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994                                34

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                35

         Consolidated Statements of Changes in Shareholders' Equity
         for the years ended December 31, 1996, 1995 and 1994            36

         Notes to the Consolidated Financial Statements                  37

         Reports of Other Auditor                                        56



         (a)(2) FINANCIAL STATEMENT SCHEDULES:


         All schedules have been omitted inasmuch as the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's Consolidated Financial Statements, including the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                ______________


To the Board of Directors and Shareholders
Reflectone, Inc.


We have audited the consolidated financial statements of Reflectone, Inc. and Subsidiaries listed in Item 14(a)(1) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Reflectone UK, Ltd., a wholly owned subsidiary, which statements reflect total assets constituting 44 and 33 percent of the related consolidated totals as of December 31, 1996 and 1995, respectively, and total revenues constituting 30, 20, and 8 percent of the related consolidated totals for each of the three years in the period ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Reflectone UK, Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reflectone, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

Tampa, Florida
February 14, 1997

Reflectone, Inc. and Subsidiaries
Consolidated Balance Sheets

December 31
--------------------------------------------------------------------------------------------------------------
ASSETS                                                                          1996                   1995
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                              $  8,540,201           $  4,582,021
    Investments - restricted                                                  3,000,000                  -
    Receivables - non-affiliate                                              37,638,004             26,101,185
    Receivables - affiliate                                                   4,288,662                628,922
    Current installments of long-term
      note receivable                                                             -                  3,558,000
    Net deferred tax assets                                                   2,504,000              1,050,000
    Prepaid expenses and other current assets                                 1,715,080              1,480,190
                                                                           ------------           ------------
      Total current assets                                                   57,685,947             37,400,318
PROPERTY, PLANT & EQUIPMENT, NET                                              9,235,595              7,881,699
INVESTMENTS - RESTRICTED                                                      2,000,000              5,000,000
OTHER ASSETS                                                                    159,918                441,568
                                                                           ------------           ------------
                                                                           $ 69,081,460           $ 50,723,585
                                                                           ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
    Accounts payable                                                       $ 10,334,520           $  9,980,857
    Due to affiliate                                                          2,089,777              1,995,079
    Borrowings on line of credit - affiliate                                  4,669,713              6,513,666
    Advance billings                                                         18,897,097              7,832,601
    Accrued employee compensation and benefits                                4,595,564              4,218,694
    Federal and state taxes payable                                             751,209                827,263
    Other accrued expenses and liabilities                                    3,783,890              2,876,178
                                                                           ------------           ------------
      Total current liabilities                                              45,121,770             34,244,338
                                                                           ------------           ------------
DEFERRED GAIN ON SALE OF EQUIPMENT                                            2,200,567              2,503,747
                                                                           ------------           ------------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)
SHAREHOLDERS' EQUITY
    Convertible preferred stock - par value $1.00;
      authorized - 50,000 shares; issued and
      outstanding - 50,000 shares of 8% cumulative
      convertible preferred stock (liquidating
      preference $176 per share, aggregating
      $8,800,000)                                                                50,000                 50,000
    Common stock - par value $.10; authorized -
      10,000,000 shares; issued and outstanding -
      2,864,235 and 2,750,255 shares                                            286,423                275,025
    Additional paid-in capital                                               32,630,276             31,741,011
    Cumulative translation adjustment                                           560,094                734,705
    Accumulated deficit                                                     (11,767,670)           (18,825,241)
                                                                           ------------           ------------
      Total shareholders' equity                                             21,759,123             13,975,500
                                                                           ------------           ------------
                                                                           $ 69,081,460           $ 50,723,585
                                                                           ============           ============

See accompanying notes to consolidated financial statements.

REFLECTONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



Years Ended December 31
--------------------------------------------------------------------------------------------------------------
                                                        1996                    1995                   1994
--------------------------------------------------------------------------------------------------------------
REVENUES
    Non-affiliate                                  $ 75,917,174            $ 70,442,485           $ 60,405,499
    Affiliate                                        24,352,257              23,081,754              4,732,685
                                                   ------------            ------------           ------------

                                                    100,269,431              93,524,239             65,138,184
                                                   ------------            ------------           ------------
COST AND EXPENSES
    Cost of sales
      Non-affiliate                                  68,595,153              64,530,189             57,576,313
      Affiliate                                      19,862,536              18,402,800              4,061,986
                                                   ------------            ------------           ------------
                                                     88,457,689              82,932,989             61,638,299

    General and administrative                        4,152,406               3,396,243              5,408,289
                                                   ------------            ------------           ------------

                                                     92,610,095              86,329,232             67,046,588
                                                   ------------            ------------           ------------

INCOME (LOSS) FROM OPERATIONS                         7,659,336               7,195,007             (1,908,404)
                                                   ------------            ------------           ------------

OTHER INCOME (EXPENSE)
    Interest income                                     590,243                 734,397                243,679
    Interest expense                                   (386,517)             (2,411,978)            (1,193,459)
    Foreign currency transactions
      gain (loss)                                       464,616                 (97,425)               (62,729)
    Other                                               205,330                (107,909)                71,612
                                                   ------------            ------------           ------------

                                                        873,672              (1,882,915)              (940,897)
                                                   ------------            ------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES                     8,533,008               5,312,092             (2,849,301)

PROVISION FOR INCOME TAXES                              771,437                 770,553                200,000
                                                   ------------            ------------           ------------

NET INCOME (LOSS)                                     7,761,571               4,541,539             (3,049,301)

PREFERRED STOCK DIVIDENDS                               704,000                 704,000                704,000
                                                   ------------            ------------           ------------

NET INCOME (LOSS) APPLICABLE TO
    COMMON SHAREHOLDERS                            $  7,057,571            $  3,837,539           $ (3,753,301)
                                                   ============            ============           ============

NET INCOME (LOSS) PER COMMON AND
    COMMON EQUIVALENT SHARE
      Primary                                      $       2.38            $       1.36           $      (1.35)
                                                   ============            ============           ============
      Fully diluted                                $       2.23            $       -              $       -
                                                   ============            ============           ============

See accompanying notes to consolidated financial statements.

REFLECTONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31
---------------------------------------------------------------------------------------------------------------
                                                             1996                  1995                 1994
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $  7,761,571         $   4,541,539        $  (3,049,301)
   Depreciation and amortization                           1,833,257             2,306,590            1,894,038
   Deferred income taxes                                  (1,454,000)           (1,050,000)               -
   Issuance of warrants                                      340,653               243,323                -
   Change in assets and liabilities:
     Decrease (increase) in receivables
       Non-affiliate                                     (11,508,200)           (5,434,367)          (7,519,764)
       Affiliate                                          (3,655,622)            2,352,096               50,518
     Decrease in inventory                                     -                 4,268,842              141,189
     Decrease (increase) in prepaid expenses
       and other current assets                             (218,630)               24,686             (799,820)
     Increase in accounts payable                             24,715             2,993,026            2,028,299
     Increase (decrease) in due to affiliate                  32,821              (784,317)            (880,385)
     Increase (decrease) in advance billings              10,975,745             6,040,108             (758,673)
     Increase (decrease) in accrued employee
       compensation and benefits                             346,416             1,177,779              (45,167)
     Increase(decrease) in other accrued
       expenses and liabilities                              840,707            (1,125,970)            (612,141)
     Other                                                   (12,364)              460,981             (461,644)
                                                        ------------         -------------        -------------
NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES                                    5,307,069            16,014,316          (10,012,851)
                                                        ------------         -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (3,120,098)           (1,427,178)          (7,743,609)
   Collection of long-term notes receivable                3,558,000               535,053            1,030,790
   Proceeds from sale and leaseback of
     equipment                                                 -                     -               10,000,000
   Proceeds from sale of equipment                             -                 8,648,963                -
   Escrow of funds as required by
     lease agreement                                           -                     -               (5,000,000)
                                                        ------------         -------------        -------------
NET CASH PROVIDED BY (USED FOR)
   INVESTING ACTIVITIES                                      437,902             7,756,838           (1,712,819)
                                                        ------------         -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Paydowns under line-of-credit
     agreements                                         (279,463,085)         (217,562,984)        (153,787,650)
   Borrowings under line-of-credit
     agreements                                          277,619,132           191,402,453          171,287,050
   Proceeds from sales of common stock                       560,010               349,263               95,054
   Dividends on preferred stock                             (704,000)             (704,000)            (704,000)
                                                        ------------         -------------        -------------
NET CASH PROVIDED BY (USED FOR)
   FINANCING ACTIVITIES                                   (1,987,943)          (26,515,268)          16,890,454
                                                        ------------         -------------        -------------
NET INCREASE (DECREASE) IN CASH                            3,757,028            (2,744,114)           5,164,784
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                     4,582,021             7,329,914            2,160,241
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      201,152                (3,779)               4,889
                                                        ------------         -------------        -------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                        $  8,540,201         $   4,582,021        $   7,329,914
                                                        ============         =============        =============



See accompanying notes to consolidated financial statements.

REFLECTONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                     Convertible                                                     Foreign
                                   Preferred Stock         Common Stock             Additional       Currency
                                  -----------------     --------------------         Paid-In        Translation       Accumulated
                                  Shares     Amount     Shares       Amount          Capital        Adjustment          Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993      50,000    $50,000    2,665,108    $266,511       $31,765,886       $778,193         $(19,613,479)
Shares issued
  - exercise of stock options      -         -             9,900         990            49,173          -                    -
  - employee stock plans           -         -             6,325         632            44,258          -                    -
Cash dividends
  - preferred at $14.08 per share  -         -             -             -            (704,000)         -                    -
Translation adjustment             -         -             -             -               -            (26,700)               -
Net loss                           -         -             -             -               -              -               (3,049,301)
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 1994      50,000     50,000    2,681,333     268,133        31,155,317        751,493          (22,662,780)
Shares issued
  - exercise of stock options      -         -            65,711       6,571           310,214          -                    -
  - employee stock plans           -         -             3,211         321            32,157          -                    -
Warrants issued                    -         -             -             -             243,323          -                    -
Cash dividends
  - preferred at $14.08 per share  -         -             -             -               -              -                 (704,000)
Translation adjustment             -         -             -             -               -            (16,788)               -
Net income                         -         -             -             -               -              -                4,541,539
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 1995      50,000     50,000    2,750,255     275,025        31,741,011        734,705          (18,825,241)
SHARES ISSUED
  - EXERCISE OF STOCK OPTIONS      -         -           112,500      11,250           523,994          -                    -
  - EMPLOYEE STOCK PLANS           -         -             1,480         148            24,618          -                    -
WARRANTS ISSUED                    -         -             -             -             340,653          -                    -
CASH DIVIDENDS
  - PREFERRED AT $14.08 PER SHARE  -         -             -             -               -              -                 (704,000)
TRANSLATION ADJUSTMENT             -         -             -             -               -           (174,611)               -
NET INCOME                         -         -             -             -               -              -                7,761,571
                                  ------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996      50,000    $50,000    2,864,235    $286,423       $32,630,276       $560,094         $(11,767,670)
                                  ================================================================================================




See accompanying notes to consolidated financial statements.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Reflectone, Inc. and its wholly owned subsidiaries, Reflectone Training Systems, Inc. and Reflectone UK Limited ("RUKL"), (the Company). All significant intercompany transactions and balances have been eliminated in consolidation. The Company is approximately 48% owned by British Aerospace Holdings, Inc., and has various relationships, contracts and agreements with entities affiliated with British Aerospace, Plc. which are herein singularly or collectively referred to as "British Aerospace".

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

Statement of Cash Flows - Cash and cash equivalents for purposes of reporting consolidated cash flows include cash on deposit and amounts due from banks maturing within 90 days of purchase. Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged. Cash paid for interest, net of amounts capitalized, was approximately $427,000, $2,476,000, and $1,205,000 in the years ended December 31, 1996, 1995 and 1994, respectively. Cash paid for federal and state income taxes was approximately $2,313,000 and $1,276,000 in the years ended December 31, 1996 and 1995, respectively. In the year ended December 31, 1994 there was no cash paid for federal or state income taxes. Financing and investing activities not affecting cash during the periods reported included the June 1994 receipt of a promissory note for approximately $4.4 million resulting from the sale of a simulator.

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

Receivables - In accordance with industry practice, receivables include amounts relating to contracts and programs having production cycles longer than one year, and a portion thereof may not be realized within one year.

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

Investments - restricted - Investments - restricted represents short-term highly liquid investments held in escrow as collateral for the Company's lease of the C-130H simulator used in its training center in Tampa, Florida. The carrying amount of investments - restricted approximates fair value. The terms of the lease agreement are more fully described in Note 6.

Capitalized Interest - Interest is capitalized on the construction cost of major capital additions during the period of construction. As a result of the Company's long-term financing of the C-130J program with Lockheed Martin Corporation ("LMC") as discussed in Note 4, interest cost related to this financing is being charged to the program rather than interest expense. For the year ended December 31, 1996, total interest costs incurred, interest capitalized to the C-130J program, and net interest expense were approximately $2,000,000, $1,613,000, and $387,000, respectively. For the year ended December 31, 1995, total interest costs incurred, interest capitalized to the C-130J program and net interest expense were approximately $2,718,000, $306,000, and $2,412,000, respectively. For the year ended December 31, 1994, total interest costs incurred, interest capitalized for major capital additions and net interest expense were approximately $1,350,000, $157,000, and $1,193,000, respectively.

Research and Development Costs - Research and development costs are incurred under independent Company-initiated programs and customer funded programs. Research and development costs incurred under independent Company-initiated programs and charged through cost of sales approximated $2,852,000, $777,000, and $1,031,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

Reclassification - Certain prior year amounts have been reclassified to conform to 1996 presentations.

NOTE 2 - RECEIVABLES

Component elements of receivables consist of the following at December 31:



                                                                               1996                   1995
                                                                           ----------------------------------
Receivables
    U.S. Government
      Billed                                                               $ 5,280,559            $ 5,363,973
      Unbilled                                                               6,165,476              1,932,588
      Unrecovered costs subject to future
        negotiation -- not billed                                                -                  1,400,000
                                                                           -----------            -----------
                                                                            11,446,035              8,696,561
                                                                           -----------            -----------
    Lockheed Aeronautical Systems Company
      Billed                                                                   190,523                  -
      Unbilled                                                              24,222,728             14,780,610
                                                                           -----------            -----------
                                                                            24,413,251             14,780,610
                                                                           -----------            -----------
    Commercial
      Billed                                                                 1,910,703              2,554,538
      Unbilled                                                                   -                    558,023
      Allowance for doubtful accounts                                         (131,985)              (488,547)
                                                                           -----------            -----------
                                                                             1,778,718              2,624,014
                                                                           -----------            -----------
                                                                           $37,638,004            $26,101,185
                                                                           ===========            ===========
    Affiliates
      Billed                                                               $ 3,338,568            $   545,729
      Unbilled                                                                 950,094                 83,193
                                                                           -----------            -----------
                                                                           $ 4,288,662            $   628,922
                                                                           ===========            ===========

Unbilled amounts represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to customers. These amounts will be billed in subsequent periods as progress billings, upon shipment of the product or completion of the contract. Unbilled amounts are net of related progress payments in the aggregate of approximately $29.8 million and $33.0 million as of December 31, 1996 and 1995, respectively.

Unrecovered costs subject to future negotiation include incremental costs arising out of customer-occasioned unforeseen development work and amounts for work performed not specified in express contract provisions. In the fourth quarter of 1996, management revised downward its estimate of the amounts recoverable under these actions through a charge of $1.4 million to cost of sales. Offsetting this charge, in part, was a $1.1 million reduction in settlement expenses accrued in prior years for these actions. Therefore, while all recoveries are subject to future negotiations, any actual recoveries could represent a gain in future periods.

Under the terms of the Company's contract with Lockheed Martin Corporation ("LMC"), as amended, to design and manufacture two C-130J dynamic mission simulators and other related training devices, the Company will not receive a substantial portion of contractual payments from LMC until the delivery and acceptance of the devices currently scheduled for the fourth quarter of 1997.

An allowance for doubtful accounts is provided based on historical experience and after consideration of specific accounts and current economic conditions.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

                                                                               1996                   1995
                                                                           ----------------------------------
Machinery and equipment                                                    $ 8,793,337            $ 8,819,569
Furniture and office equipment                                               8,036,418              7,095,117
Leasehold improvements                                                       2,992,399              2,355,227
                                                                           -----------            -----------
                                                                            19,822,154             18,269,913
Less accumulated depreciation and amortization                              10,586,559             10,388,214
                                                                           -----------            -----------
                                                                           $ 9,235,595            $ 7,881,699
                                                                           ===========            ===========

NOTE 4 - CREDIT AGREEMENTS AND BORROWINGS

To date the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace. However, pursuant to the terms of an Agreement for Credit Availability dated as of November 20, 1996, British Aerospace has agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's current credit facilities at their current levels through August 7, 1997. Renewal of the Company's credit facilities beyond August 7, 1997 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated January 31, 1997, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Based on the foregoing representations of British Aerospace, management anticipates that the Company's current credit facilities will be renewed annually. The Company's credit facilities and the Agreement for Credit Availability with British Aerospace contain certain covenants which, among other things, require: (i) the Company to be current with respect to the payment of dividends on its 8% Cumulative Convertible Preferred Stock prior to any draw under the British Aerospace provided facilities, (ii) the Company to pay British Aerospace a facility fee of 50 basis points per annum on the maximum aggregate availability ($87.0 million) of the credit facilities provided or guaranteed by British Aerospace, and (iii) the Company to pay British Aerospace a guarantee fee of 3.25% per annum on amounts outstanding under the Company's $2.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. As required under the Company's 1995 Agreement for Credit Availability, the Company issued to British Aerospace warrants to purchase 78,261 shares of the Company's common stock at any time prior to August 7, 2005, at an exercise price equal to the lesser of (i) $11.50 per share (the price of the common stock of the Nasdaq National Market on August 7, 1995, the date of the execution of the Agreement for Credit Availability), or (ii) the per share market price of the Company's common stock on the date(s) of the exercise of the warrants. In addition, the Company's current Agreement for Credit Availability requires that the Company obtain the prior approval of British Aerospace for all material capital investment expenditures as defined in the Agreement for Credit Availability.

The estimated fair value of the warrants are reflected in interest expense as a cost of financing. Financing cost for these warrants was approximately $341,000 and $243,000 for the years ended December 31, 1996 and 1995, respectively.
Fair value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 85%, risk free interest rate of 6.2%, and expected lives of 4 years.

During the second quarter of 1996, the Company reduced its revolving line of credit facility with Wachovia Bank of Georgia, N.A. from $10.0 million to $2.0 million. The facility permits the Company to select loans bearing interest at a floating prime rate or at a fixed rate of LIBOR plus .25% and to specify, within limits, the period during which the selected fixed interest rate will be in effect. During all of 1996, no borrowings were outstanding under this line and therefore the full amount of this facility was available. The weighted average interest rate on borrowings under this facility for the years ended December 31, 1995 and 1994 was 6.42% and 4.93%, respectively. The agreement matures on August 7, 1997, and is supported by the corporate guarantee of British Aerospace.

During the third quarter, the Company reduced its revolving line of credit facility provided directly by British Aerospace Finance, Inc. from $20.0 million to $10.0 million. This agreement provides for working capital borrowings aggregating up to $10.0 million and an interest rate of LIBOR plus 3.50% per annum is charged under this facility. The agreement matures on August 7, 1997 and permits the Company to specify, within limits, the period during which the borrowings will mature. At December 31, 1996 and 1995, the weighted average interest rate on these borrowings was 8.88% and 6.13%, respectively. The weighted average interest rate on these borrowings for the years ended December 31, 1996, 1995 and 1994 was 8.90%, 8.70% and 4.45%, respectively. At
December 31, 1996 there were approximately $9.6 million of additional credit available under this facility.

The Company has a special credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. During the fourth quarter of 1996 the C-130J facility was reduced from $55.0 million to $40.0 million. The agreement matures on August 7, 1997. Draws under this facility are limited to actual costs incurred by the Company and RUKL on the LMC C-130J program. Interest rates charged under the C-130J facility are at LIBOR plus 1.50%. By means of a letter dated January 31, 1997, British Aerospace has further represented that, as long as British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company, it intends to continue to provide annual financing for the C-130J program until payment is received from LMC. At December 31, 1996 and 1995, the weighted average interest rate on these borrowings was 7.0% and 7.39%, respectively. The weighted average interest rate on these borrowings for the years ended December 31, 1996 and 1995 was 6.973% and 7.75%, respectively. At December 31, 1996, there were approximately $35.7 million of additional credit available under this facility.

During the fourth quarter of 1996, the Lloyds Bank Plc (Lloyds) letter of credit facility was increased from $20.0 million to $35.0 million. Under the Lloyds facility, the Company may issue irrevocable standby letters of credit and bank guarantees. The Company pays a non-refundable commission on the stated or committed amount of credits issued for the actual number of days outstanding. The agreement matures on October 31, 1997 and is supported by the corporate guarantee of British Aerospace. At December 31, 1996, there were approximately $7.8 million of credit available under this agreement.

NOTE 5 - INCOME TAXES

The income (loss) before income taxes, by domestic and foreign source is as follows:

                                                           1996                  1995                 1994
                                                       ------------------------------------------------------
United States                                          $ 8,222,114           $ 5,275,716          $(1,166,730)
United Kingdom                                             310,894                36,376           (1,682.571)
                                                       -----------           -----------          -----------
                                                       $ 8,533,008           $ 5,312,092          $(2,849,301)
                                                       ===========           ===========          ===========


The components of the provision for income taxes for the three years in the period ended December 31, 1996 are as follows:

                                                           1996                  1995                 1994
                                                       ------------------------------------------------------
Current provision (benefit):
    Federal                                            $ 3,300,969           $ 2,554,700          $   105,000
    State                                                  200,000               120,000               95,000
    Foreign                                               (107,501)              118,853                -
    Benefit of net operating loss                            -                  (700,000)               -
    Benefit of investment
      and AMT tax credits                               (1,168,031)             (273,000)               -
                                                       -----------           -----------          -----------

Total current provision                                  2,225,437             1,820,553              200,000

Deferred income tax benefit                              1,454,000             1,050,000                -
                                                       -----------           -----------          -----------

                                                       $   771,437           $   770,553          $   200,000
                                                       ===========           ===========          ===========

The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate to income (loss) before taxes for the following reasons:

                                                           1996                   1995                 1994
                                                       ------------------------------------------------------
Statutory federal tax rate                                  34.00%                  34.00%            (34.00%)
Alternative minimum tax                                      -                       -                  3.70
Foreign tax differentials                                   (1.73)                   2.00              20.10
Composite effective state tax rate                           1.55                    1.49               3.30
Investment tax credits                                     (13.69)                  (5.13)              -
Tax benefit not currently utilizable                         -                       -                 12.70
Adjustment of deferred tax asset for
  change in estimated future benefit                        (7.93)                   -                  -
Utilized operating losses                                    -                     (13.17)              -
Other                                                       (3.16)                  (4.68)              1.20
                                                           ------                  -------            ------

                                                             9.04%                  14.51%              7.00%
                                                           ======                  ======             ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the tax effect of the significant components of the Company's deferred tax assets and liabilities as of December 31:

                                                                                 1996                 1995
                                                                             --------------------------------
Income recognition on long-term contracts                                    $ 2,120,000          $   676,000
Depreciation                                                                    (855,000)            (415,000)
Accruals not deducted for tax purposes                                         1,427,000            1,460,000
Other                                                                            539,000              595,000
Investment tax credits                                                             -                  461,000
Alternative minimum tax credits                                                    -                  540,000
Net operating loss carryforwards in the
  United Kingdom                                                               1,100,000            1,300,000
                                                                             -----------          -----------
                                                                               4,331,000            4,617,000
Valuation allowance for net deferred
  tax assets                                                                  (1,827,000)          (3,567,000)
                                                                             -----------          -----------

Net deferred tax assets                                                      $ 2,504,000          $ 1,050,000
                                                                             ===========          ===========

The Company has approximately $3.2 million of loss carryforwards for tax purposes in the United Kingdom, which are generally not limited by an expiration date.

The Company has recorded a valuation allowance with respect to the future federal tax benefits, due to the uncertainty of their ultimate realization. Reductions in the valuation allowance are based on management's periodic evaluation of the utilization of future federal tax benefits and result in a reduction to the Company's income tax expense.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The book value and associated depreciation of the simulator were removed from the accounts and the gain realized on the sale, approximating $2,916,000, was deferred. The deferred gain is being credited to income as other income over the 12-year lease term. Payments under the lease approximate $1,396,000 annually.

The lease agreement requires the Company to escrow specified funds to be held as collateral in the event of a default under the lease agreement. The escrowed funds are held by British Aerospace Finance, Inc., as Escrow Agent. The initial amount of funds held in escrow equals $5.0 million. Under the terms of the lease agreement, $3.0 million is scheduled to be released from escrow in early 1997 based on the Company's attainment of certain income and net worth levels at December 31, 1996. The remaining $2.0 million will be released over the term of the lease.

Total minimum rental payments at December 31, 1996, under agreements classified as operating leases with noncancelable terms in excess of one year, are as follows:

    Years Ending December 31                              Amount
    ------------------------                           -----------
    1997                                               $ 2,255,000
    1998                                                 2,199,000
    1999                                                 1,928,000
    2000                                                 1,539,000
    2001                                                 1,522,000
    Thereafter                                           4,245,000
                                                       -----------
                                                       $13,688,000
                                                       ===========

The Company is obligated for payment of all operating expenses associated with these leases. Lease expense for the years ended December 31, 1996, 1995 and 1994 was approximately $2,288,000, $2,277,000, and $1,197,000, respectively.

The Company is committed to future purchases, primarily for materials for long-term contracts, of approximately $2,867,000.

NOTE 7 - EARNINGS (LOSS) PER COMMON SHARE

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

The numbers of shares used in the earnings per share computation are detailed below:

                                                           1996                  1995                1994
                                                       -----------------------------------------------------
Primary
    Weighted average common shares
      outstanding                                       2,826,946             2,699,375            2,676,862
    Dilutive effect of stock options
      and warrants                                        144,058               129,124              102,688
                                                       ----------            ----------           ----------

Average common shares outstanding                       2,971,004             2,828,499            2,779,550

Fully diluted
    Convertible preferred stock                           500,000               500,000              500,000
    Additional dilutive effect of
      stock options and warrants                           16,200                15,173                9,806
                                                       ----------            ----------           ----------

Fully diluted assumed common shares
  outstanding                                           3,487,204             3,343,672            3,289,356
                                                       ==========            ==========           ==========

Fully diluted per share data is not disclosed for 1995 and 1994 since the effect would be antidilutive.

NOTE 8 - STOCK OPTIONS AND PURCHASE PLAN

The Company has three fixed option plans: the 1982 Incentive Stock Option Plan ("1982 Plan"), the 1990 Stock Option Plan ("1990 Plan"), and the 1994 Stock Option Plan ("1994 Plan"). The 1982 Plan permitted the granting of options to key employees to purchase the Company's common stock at not less than the fair value at the time the options were granted. The Company was authorized to grant options to acquire up to 282,716 shares under the 1982 Plan. By its term, effective March 31, 1992, no further options may be granted pursuant to the 1982 Plan. Both the 1990 Plan and the 1994 Plan permits the granting of options to key employees to purchase the Company's common stock at not less than 50% of the fair value at the time the options are granted. The Company is authorized to grant options to acquire up to 250,000 shares under the 1990 Plan and up to 200,000 shares under the 1994 Plan. Both the 1990 Plan and the 1994 Plan permit the granting of incentive stock options as defined under Section 422 of the Internal Revenue Code at an exercise price for each option equal to the market price of the Company's common stock on the date of grant and a maximum term of 10 years. Options not qualifying as incentive stock options under these plans may be granted at an exercise price equal to as low as 50% of the market price of the Company's common stock on the date of grant and with no limit on the term of the option. Vesting of options granted under all three plans is determined by the Company's Board of Directors, and has generally been set at the end of three years.

A summary of the status of the Company's three fixed stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                           1996                        1995                       1994
                                   -----------------------------------------------------------------------------
                                                WEIGHTED                     Weighted                   Weighted
                                                AVERAGE                      Average                    Average
                                                EXERCISE                     Exercise                   Exercise
                                   SHARES        PRICE           Shares       Price          Shares       Price
                                   -----------------------------------------------------------------------------
Outstanding at beginning
    of year                        300,821         6.33          310,532       5.24          273,182        4.65
Granted                             41,500        18.50           56,000       9.75           56,000        7.88
Exercised                          112,500         4.46           65,711       4.13            9,900        2.57
Terminated                           5,250        11.10            -           -               8,750        6.45
                                   -----------------------------------------------------------------------------
Outstanding at end
    of year                        224,571         9.40          300,821       6.33          310,532        5.24
                                   =============================================================================
Options exercisable
    at year end                     71,071                       183,571                     174,907
                                   =============================================================================

The following table summarizes information about stock options outstanding at December 31, 1996:

                                            Weighted
                                             Average             Weighted                               Weighted
Range of              Number                Remaining             Average           Number              Average
Exercise            Outstanding            Contractual           Exercise         Exercisable           Exercise
 Prices             at 12/31/96               Life                Price           at 12/31/96            Price
---------------------------------------------------------------------------------------------------------------------
 1.75  -  3.25          19,421                    3                  1.75             19,421                 1.75
 3.50  -  5.00           6,900                    4                  4.61              6,900                 4.61
 6.00  -  7.88         100,750                    7                  7.26             44,750                 6.48
 9.75                   56,000                    8                  9.75                -                     -
18.50                   41,500                    9                 18.50                -                     -
------------------------------------------------------------------------------------------------------------------

                       224,571                    7                  9.40             71,071                 5.01
                   ==============================================================================================

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

                                                                                     Weighted-Average
                                                                          Shares     Exercise Price
                                                                        -----------------------------
    Available at December 31, 1993                                       159,516
         Plan amendment                                                  (75,000)
         Exercised                                                        (6,325)             $ 7.10
                                                                        --------
    Available at December 31, 1994                                        78,191
         Exercised                                                        (3,211)             $10.11
                                                                        --------
    Available at December 31, 1995                                        74,980
         EXERCISED                                                        (1,480)             $16.73
                                                                        --------
    AVAILABLE AT DECEMBER 31, 1996                                        73,500
                                                                        ========


The estimated per share fair value of options granted during 1996 and 1995 was $10.76 and $6.42, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock option plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:

                                                                                    1996              1995
                                                                                 -----------------------------
  Net income to common shareholders
         As reported                                                             $7,057,571         $3,837,539
         Pro forma                                                               $6,798,767         $3,723,918

  Net income per common and common equivalent share
    Primary
         As reported                                                                 $ 2.38             $ 1.36
         Pro forma                                                                   $ 2.29             $ 1.32
    Fully diluted
         As reported                                                                 $ 2.23                 -
         Pro forma                                                                   $ 2.15                 -

The fair value of options granted under the Company's fixed stock option plans during 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: no dividend yield for all years, expected volatility of 74% and 85%, risk free interest rates of 5.1% and 7.4%, and expected lives of 4 years for all years. Pro forma compensation cost of options granted under the Employee Stock Purchase Plan is measured based on the discount from market value.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company maintains an employee benefit plan covering substantially all employees of Reflectone, Inc. and selected employees of the Company's Training Services Segment who meet established eligibility requirements. The plan provides for the Company to make contributions, the amount of which are at the discretion of the Board of Directors, which may not exceed applicable federal income tax limitations. Amounts charged to expense were approximately $1,200,000, $826,000 and $441,000 in 1996, 1995 and 1994, respectively. The plan also provides for employee savings, on which the Company contributes an amount equal to 50% of the employee's participation to a maximum of 3% of eligible wages. Company contributions charged to expense were approximately $500,000, $359,000 and $362,000 in 1996, 1995 and 1994, respectively. The
Company's policy is to fund benefit costs quarterly as accrued.

The Company maintains a contributory savings plan for substantially all field service employees of its Training Services Segment. Effective October 1, 1993, the Company no longer contributes to this plan.

RUKL participates in the British Aerospace Pension Plan which, under Financial Accounting Standard No. 87, "Employers' Accounting for Pensions," is a defined benefit pension plan administered by British Aerospace. The assets of the plan are held in trustee administered funds. The Company incurred pension expense of approximately $199,000, $176,000, and $158,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The pension liability at December 31, 1996 and 1995 was approximately $421,000 and $457,000 respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company is a majority owned subsidiary of British Aerospace and in the course of its operations transacts business with various entities of British Aerospace. At December 31, 1996, British Aerospace held 1,375,000 shares, or 48% of the outstanding common stock of the Company, together with 100% of the outstanding convertible preferred stock. As the holder of nearly 50% of the outstanding shares of common stock, British Aerospace effectively, has the power to determine the membership of the Company's Board of Directors; however, British Aerospace is subject to restrictions contained in a Special Security Agreement ("SSA") between the Company, British Aerospace and the Department of Defense. Under the terms of the SSA, British Aerospace is limited to the selection or approval of three directors who may be affiliated with British Aerospace. As the major shareholder, British Aerospace effectively, has the power to decide other matters submitted for shareholder approval.

Each share of the preferred stock has a liquidation preference of $176 plus accrued and unpaid dividends, accrues dividends at a rate of 8% on the liquidation preference, is callable by the Company after June 1, 1998 and is convertible into ten shares of common stock. As further discussed in Note 4, during 1995 British Aerospace was issued warrants to purchase 78,261 shares of the Company's common stock at any time prior to August 7, 2005. At December 31, 1996, a total of 578,261 shares of unissued common stock were reserved for issuance upon conversion of preferred stock and exercise of warrants. After conversion of the preferred stock and exercise of warrants, British Aerospace would hold approximately 56.7% of the Company's outstanding shares, assuming no additional common shares had been issued. During the years ended December 31, 1996, 1995 and 1994 cash dividends paid by the Company on the preferred stock were $704,000 per year.

Subject to the terms and conditions of the Agreement for Credit Availability dated as of November 20, 1996, British Aerospace has agreed to continue to provide or guarantee the Company's current credit facilities through August 7, 1997. By means of a letter dated January 31, 1997, British Aerospace has further represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. These credit arrangements are more fully described in Note 4.

In the course of conducting its business, the Company enters into contracts and agreements with British Aerospace for the sale of simulation equipment. During the year ended December 31, 1996, revenues and cost of sales derived from these transactions approximated $24.4 million and $19.9 million, respectively. In the year ended December 31, 1995, revenues and cost of sales derived from these transactions approximated $23.1 million and $18.4 million, respectively. In the year ended December 31, 1994, revenues and costs of sales derived from these transactions approximated $4.7 million and $4.1 million, respectively. At December 31, 1996, the Company's receivables and advance billings from such transactions approximated $4.3 million and $3.7 million, respectively. At December 31, 1995, the Company's receivables and advance billings included approximately $629,000 and $4.6 million, respectively, arising from transactions with British Aerospace. The Company's sales backlog from contracts or agreements with British Aerospace approximated $18.9 million at December 31, 1996.

The Company leases the RUKL facilities from British Aerospace and receives certain administrative services on a fee-for- service basis. For the years ended December 31, 1996, 1995, and 1994, the Company paid British Aerospace approximately $613,000, $487,000, and $491,000, respectively, for the facilities lease and administrative services.

The Company's employees at RUKL participate in the British Aerospace Pension Plan (Note 9).

The escrow of funds required by the Company's lease of the C-130H Simulator (Note 6) is administrated by British Aerospace Finance, Inc., as Escrow Agent, under the terms and conditions of the escrow agreement between the Company, the lessor and British Aerospace. The amount held in escrow at December 31, 1996 and 1995 was $5.0 million.

Prior to January 1, 1996, the Company's management agreement with British Aerospace to manage its flight training center near Washington D.C.'s Dulles International Airport required the Company to pay a facility fee based, in part, on the achievement of specified levels of revenues at the training center. For the years ended December 31, 1995 and 1994, the Company paid facility fees in the amount of approximately $2.2 million and $1.7 million, respectively, which included fees approximating $1,385,000 and $966,000, respectively, based on revenues. In addition, during 1995 and 1994 the Company recognized approximately $2.9 million and $1.5 million, respectively, in revenues at the Dulles Training Center from the sale of training services to British Aerospace.

Effective January 1, 1996 the management agreement to manage the British Aerospace owned training center was modified. Under the terms of the revised management agreement, the Company receives a fixed fee of $500,000 annually and is reimbursed by British Aerospace for the Company's costs associated with operating the training center. For the year ended December 31, 1996, the Company recognized approximately $3.6 million in revenues from managing the Dulles Training Center. Concurrently with the revision of the management agreement, on December 21, 1995 the Company sold to British Aerospace, for approximately $8.6 million, its Jetstream 41 full flight simulator used at the training center. No significant gain or loss resulted from the sale.

During 1996, 1995, and 1994, the Company incurred interest costs of approximately $1,941,000, $1,951,000, and $784,000, respectively, resulting from borrowings under the revolving line of credit agreement and C-130J Facility with British Aerospace Finance, Inc.

As more fully described in Note 11, the Company has entered into forward exchange contracts to which British Aerospace is the counterparty to these instruments.

The Company has an arrangement with British Aerospace whereby the majority of the Company's commercial insurance coverages are provided as an additional named insured under preexisting policies and programs providing like coverages to British Aerospace and its subsidiaries. Some of the coverage is underwritten by BAE Insurance, Ltd., a captive insurer wholly owned by British Aerospace. For coverage provided during the years ended December 31, 1996, 1995 and 1994, the Company incurred premium costs totaling approximately $949,000, $666,000 and $591,000, respectively.

NOTE 11 -FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK, CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company's hedging strategy is facilitated by its ability to borrow in foreign currencies under its revolving line of credit facility and the C-130J Facility provided by British Aerospace. This strategy has reduced the Company's vulnerability to certain of its foreign currency exposures, and the Company expects to continue this practice in the future to the extent appropriate. The Company does not engage in speculative hedging activities, nor does the Company hedge nontransaction-related balance sheet exposure. The Company has entered into forward exchange contracts to reduce the Company's exposure to foreign currency exchange risk associated with payments for major subcontractor elements and other requirements of the C-130J program. The forward contracts should not subject the Company to risk from exchange movement because gains and losses on these contracts offset losses and gains on the transactions being hedged. However, the amount and timing of the program costs were estimated and changes in these estimates could result in future gains or losses from exchange rate movements. At December 31, 1996 and 1995, the Company had $4.3 million and $15.1 million, respectively, of forward exchange contracts outstanding to purchase British pounds. These contracts mature quarterly in varying amounts through June 1997. British Aerospace is the counterparty to these instruments. During the years ended December 31, 1996, 1995 and 1994, the Company recorded gains and (losses) of approximately $465,000, ($97,000) and ($63,000), respectively, related to its hedging activities.

At December 31, 1996 and 1995, the Company had outstanding or committed standby letters of credit of approximately $27.2 million and $5.1 million, respectively, issued under an agreement expiring in October 1997 and maintained primarily as security against performance and advances received on long-term contracts. The agreement provides a maximum aggregate commitment for $35.0 million.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investments - restricted and receivables. The Company's cash equivalents and restricted investments are high quality securities placed with financial institutions or an affiliate. Concentrations of credit risk with respect to receivables from customers are disclosed in Note 2.

NOTE 11 -FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK, CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table presents the carrying value and estimated fair value as of December 31, 1996 and 1995, of the Company's financial instruments reportable pursuant to Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments."

                                                      1996                                1995
                                         -------------------------------------------------------------------
                                          CARRYING           ESTIMATED          Carrying          Estimated
                                           VALUE             FAIR VALUE         Value             Fair Value
                                         -------------------------------------------------------------------
Assets:
    Cash and cash equivalents            $8,540,201          $8,540,201         $4,582,021        $4,582,021
    Investments - restricted              5,000,000           5,000,000          5,000,000         5,000,000
    Long-term note receivable                 -                   -              3,558,000         3,558,000
    Forward currency contracts              374,000             312,000              -                 -

Liabilities:
    Borrowings on line of credit
      - affiliate                        $4,669,713          $4,669,713         $6,513,666        $6,513,666
    Forward currency contracts                -                   -                329,000           460,000


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

NOTE 12 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in three business segments: Training Devices, Training Services and Systems Management. The Training Devices Segment designs and manufactures flight simulators, weapon system trainers, tactical air defense trainers, small arms trainers, entertainment devices, maintenance trainers and other sophisticated training devices. The Training Services Segment provides a full range of training support, including device maintenance, training system development and operation, and flight and ground school instruction. The Systems Management Segment manages complex programs requiring the services of both the Training Devices and Training Services segments. Intersegment sales are accounted for at cost. Segment income represents sales, less related expenses, and excludes interest and corporate expense. Identifiable assets represent those assets used in the operation of each segment. Corporate assets are principally cash.

Sales to the United States Government (primarily the Navy and Air Force) under prime contracts and subcontracts approximated $32.0 million, $34.6 million and $31.8 million for 1996, 1995 and 1994, respectively. Sales to LMC during 1996 and 1995 approximated $27.6 million and $15.1 million, respectively. In 1996 and 1995, sales by the Training Devices Segment and Systems Management Segment to affiliates exceeded 10% of total revenue, as more fully described in Note 10.

United States sales to unaffiliated customers include exports to the Asia Pacific region of $2.6 million, $5.3 million and $8.4 million in 1996, 1995 and 1994, respectively.

The following tabulation summarizes certain information relating to the Company's business segments:

                                                      1996                   1995                   1994
                                                 -----------------------------------------------------------
REVENUES
    Training Devices
      Non-affiliate                              $ 49,242,783           $ 33,735,013            $ 19,480,721
      Affiliate                                    15,377,003              8,422,355               3,245,362
      Intersegment                                  1,678,639              6,584,837               4,183,744
    Training Services
      Non-affiliate                                25,946,505             35,386,913              31,752,370
      Affiliate                                     4,009,440              3,171,010               1,487,323
      Intersegment                                    344,982                127,880                 150,173
    Systems Management
      Non-affiliate                                   724,967              1,320,559               9,172,408
      Affiliate                                     4,968,733             11,488,389                   -
      Intersegment                                      -                      5,873                  13,685
    Eliminations                                   (2,023,621)            (6,718,590)             (4,347,602)
                                                 ------------           ------------            ------------
                                                 $100,269,431           $ 93,524,239            $ 65,138,184
                                                 ============           ============            ============


INCOME (LOSS) BEFORE INCOME TAXES
    Training Devices                             $  6,797,683           $  3,092,719            $   (785,917)
    Training Services                               4,024,251              5,011,535               4,947,745
    Systems Management                                989,808              2,486,996                (661,943)
    Interest and corporate expenses                (3,278,734)            (5,279,158)             (6,349,186)
                                                 ------------           ------------            ------------
                                                 $  8,533,008           $  5,312,092            $ (2,849,301)
                                                 ============           ============            ============


IDENTIFIABLE ASSETS AT END OF PERIOD
    Training Devices                             $ 49,606,707           $ 38,948,730            $ 39,828,376
    Training Services                              12,582,489              7,640,933              12,283,457
    Corporate and other                             6,892,264              4,133,922              11,682,552
                                                 ------------           ------------            ------------
                                                 $ 69,081,460           $ 50,723,585            $ 63,794,385
                                                 ============           ============            ============

                                                      1996                   1995                   1994
                                                 -----------------------------------------------------------
DEPRECIATION AND AMORTIZATION
    Training Devices                             $  1,678,249           $  2,151,450            $  1,412,733
    Training Services                                 150,108                149,292                 466,566
    Corporate and other                                 4,900                  5,848                  14,739
                                                 ------------           ------------            ------------
                                                 $  1,833,257           $  2,306,590            $  1,894,038
                                                 ============           ============            ============

CAPITAL EXPENDITURES
    Training Devices                             $  3,074,408           $  1,401,485            $  1,690,060
    Training Services                                  45,690                 17,623               6,050,141
    Corporate and other                                 -                      8,070                   3,408
                                                 ============           ============            ------------
                                                 $  3,120,098           $  1,427,178            $  7,743,609
                                                 ============           ============            ============

Sales and transfers between geographic areas are generally priced to recover costs plus an appropriate mark-up for profit. A summary of the Company's operations by geographic area is presented below:

                                                      1996                   1995                  1994
                                                 -----------------------------------------------------------
REVENUES
    United States
      Non-affiliate                              $ 46,211,457           $ 51,844,186            $ 55,458,698
      Affiliate                                    24,352,257             23,081,754               4,732,685
      Intraenterprise                              11,712,814              7,930,132                 405,109
    United Kingdom
      Non-affiliate                                29,705,717             18,598,299               4,946,801
      Affiliate                                         -                      -                       -
    Eliminations                                  (11,712,814)            (7,930,132)               (405,109)
                                                 ------------           ------------            ------------
                                                 $100,269,431           $ 93,524,239            $ 65,138,184
                                                 ============           ============            ============

INCOME (LOSS) BEFORE INCOME TAXES
    United States                                $  8,222,114           $  5,275,716            $ (1,166,730)
    United Kingdom                                    310,894                 36,376              (1,690,643)
    Eliminations                                        -                      -                       8,072
                                                 ------------           ------------            ------------
                                                 $  8,533,008           $  5,312,092            $ (2,849,301)
                                                 ============           ============            ============

IDENTIFIABLE ASSETS AT END OF PERIOD
    United States                                $ 40,687,561           $ 33,963,793            $ 59,965,978
    United Kingdom                                 28,393,899             16,759,792               3,828,407
                                                 ------------           ------------            ------------
                                                 $ 69,081,460           $ 50,723,585            $ 63,794,385
                                                 ============           ============            ============


NOTE 13 - SUBSEQUENT EVENT

On February 13, 1997, British Aerospace and the Company, based on the recommendation of a special independent committee of the Company's directors, signed a merger agreement providing for the acquisition of the Company's common stock not currently owned by British Aerospace at a price of $24 in cash per share. The transaction is subject to, among other things, approval by the shareholders of the Company and regulatory agencies.

REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the balance sheet of Reflectone UK Limited as of 31 December 1996 and 1995 and the profit and loss account and cash flow statement for the years ended 31 December 1996 and 1995 together with the accompanying notes, set out on pages 5 to 16 in the attached document. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reflectone UK Limited as 31 December 1996 and 1995, the results of their operations and their cash flow statement for the years ended 31 December 1996 and 1995 in conformity with generally accepted accounting principles.





KPMG Audit Plc                                                 14 February 1997
Bristol, England

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reflectone UK Limited as 31 December 1995 and 1994, the results of their operations and their cash flow statement for the years ended 31 December 1995 and 1994 in conformity with generally accepted accounting principles.





KPMG Audit Plc                                                     15 March 1996
Bristol, England

(a)(3)       EXHIBITS

The following documents are filed as exhibits to this Report:

 2.1         Agreement and Plan of Merger dated February 13, 1997, among the Registrant, British Aerospace Holdings,
             Inc., and Bar Mergerco, Inc. (incorporated by reference to Exhibit 10.1 filed with the current Report on
             Form 8-K of the Registrant filed on February 24, 1997)
 3.1         Amended and Restated Articles of Incorporation of the Registrant, as amended and restated through August
             15, 1988 (incorporated by reference to Exhibit 3.1 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)
 3.2         Designation of Relative Rights and Preferences and Other Terms of 8% Cumulative Convertible Preferred Stock
             (incorporated by reference to Exhibit 3.2 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)
 3.3         Bylaws of the Registrant, as amended and restated through August 7, 1992 (incorporated by reference to
             Exhibit 3.3 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)
 4.1         Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation  S-K with respect to documents evidencing certain long-term debt of the Registrant (incorporated by reference to Exhibit 4.2 filed with the Report on
             Form 10-K of Reflectone, Inc. for the year ended December 31, 1991)
10.1         1982 Incentive Stock Option Plan, as amended through April 27, 1987 (incorporated by reference to Exhibit
             10.1 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1992)
10.2         Reflectone, Inc. 1990 Stock Option Plan, as amended through November 7, 1991.
10.3         Reflectone, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.3 filed with Report on
             Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)
10.4         Stock Option Agreement with Richard G. Snyder under the Reflectone, Inc. 1990 Stock Option Plan dated as of
             February 8, 1990 (incorporated by reference to Exhibit 10.4 filed with Report on Form 10-K of Reflectone,
             Inc. for the year ended December 31, 1994)
10.5         Form of Stock Option Agreement with Robert L. Kirk under the Reflectone, Inc. 1990 Stock Option Plan
             (incorporated by reference to Exhibit 10.5 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)
10.6         Reflectone, Inc. Variable Incentive Compensation Plan, as in effect for the year ending December 31, 1992
10.7         Reflectone, Inc. 1997 Long-term Incentive Plan dated February 12, 1997
10.8         Lease to Build Agreement dated December 28, 1978, between Reflectone, Inc. and Tampa West Industrial Park,
             Inc. (incorporated by reference to Exhibit 10.7 on Form 10-K of Reflectone, Inc. for the year ended
             December 31, 1995)

10.9         Amendments to Exhibit 10.6 dated March 26, 1979 (Amend. No. 1), May 10, 1979 (Amend. No. 2), February 15,
             1980 (Amend. No. 3), June 4, 1980 (letter agreement), and July 10, 1980 (Amend. No. 4) (incorporated by reference to Exhibit 5(b)(2) to the Registration Statement of Reflectone, Inc. on Form S-7 filed with the
             Commission on September 9, 1980)
10.10        Amendments No. 5 and 6, dated August 11, 1982 and June 8, 1984, respectively, to Exhibit 10.6, together with Memorandum of Building Addition Lease dated August 11, 1982 (incorporated by reference to Exhibit 10.9 on Form 10-K of Reflectone, Inc. for the year ended December 31, 1995)
10.11        Lease to Build Addition Agreement dated August 11, 1982 between Reflectone, Inc.  and Tampa West Industrial
             Park, Inc.  and First Amendment to Lease to Build Addition Agreement dated December 29, 1982 between
             Reflectone, Inc. and Tampa West Industrial Park, Inc. (incorporated by reference to Exhibit 10.10 on Form
             10-K of Reflectone, Inc. for the year ended December 31, 1995)
10.12        Basic Agreement dated August 11, 1982 between Reflectone, Inc. and Tampa West Industrial Park, Inc. and
             First Amendment to Basic Agreement dated December 29, 1982 (incorporated by reference to Exhibit 10.11 on
             Form 10-K of Reflectone, Inc. for the year ended December 31, 1995)
10.13        $10,000,000 Borrowing Facility Agreement between Reflectone, Inc. and British Aerospace Finance, Inc. dated as of August 7, 1996 (incorporated by reference to Exhibit 10.12 filed with Report on Form 10-Q of
             Reflectone, Inc. for the quarter ended June 30, 1996)
10.14        Agreement for Credit Availability between Reflectone, Inc. and British Aerospace Plc. dated as of November
             20, 1996
10.15        $40,000,000 Borrowing Facility Agreement C-130J Program between Reflectone, Inc. and British Aerospace
             Finance, Inc. dated as of November 20, 1996
10.16        $2,000,000 Revolving Line of Credit Agreement between Reflectone, Inc. and Wachovia Bank of Georgia, N.A.
             dated August 7, 1996 (incorporated by reference to Exhibit 10.15 filed with Report on Form 10-Q of
             Reflectone, Inc. for the quarter ended June 30, 1996)
10.17        $20,000,000 Letter of Credit Agreement between Lloyds Bank Plc and Reflectone, Inc. dated November 1, 1996
             Incorporated by reference to Exhibit 10.16 filed with Report on Form 10-Q of Reflectone, Inc. for the quarter ended September 30, 1996)
10.18        First Amendment to Letter of Credit Agreement between Lloyds Bank Plc and Reflectone, Inc. dated as of
             November 20, 1996
10.19        Representation from British Aerospace Public Limited Company that it intends to continue to provide or guarantee Reflectone, Inc.'s credit facilities dated January 31, 1997
10.20        Form of Indemnification Agreement between the Registrant and its directors (incorporated by reference to
             Exhibit 10.18 on Form 10-K of Reflectone, Inc. for the year ended December 31, 1995)
10.21        Form of Indemnification Agreement between the Registrant and certain of its officers (incorporated by reference to Exhibit 10.19 on Form 10-K of Reflectone, Inc. for the year ended December 31, 1995)

10.22        Subscription Agreement between British Aerospace Holdings, Inc. and Reflectone, Inc., dated as of May 23,
             1988 (incorporated by reference to Exhibit 10.20 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)
10.23        Stock Purchase Agreement between British Aerospace Holdings, Inc. and Reflectone, Inc. dated as of
             September 15, 1989 (incorporated by reference to Exhibit 10.21 filed with Report on Form 10-K of
             Reflectone, Inc. for the year ended December 31, 1994)
10.24        Summary of Special Security Agreement Among British Aerospace Public Limited Company, British Aerospace
             Holdings, Inc., Reflectone, Inc., and the Department of Defense (incorporated by reference to Exhibit 10.19 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)
10.25        Flight Training Center Management Agreement between British Aerospace Holdings, Inc. and Reflectone
             Training Systems, Inc. dated as of January 1, 1996 (incorporated by reference to Exhibit 10.2 filed with the Report on Form 8-K of Reflectone, Inc. dated December 21, 1995)
10.26        Purchase Agreement between Reflectone, Inc. and British Aerospace Plc. dated June 21, 1993 (incorporated by reference to Exhibit 2.1 filed with the Report on Form 8-K of Reflectone as of June 21, 1993)
10.27        Purchase Agreement between British Aerospace Holdings, Inc. and Reflectone, Inc. dated December 21, 1995
             (incorporated by reference to Exhibit 10.1 on Form 8-K of Reflectone, Inc. dated December 21, 1995)
10.28        Employment Agreement between the Company and Richard G. Snyder dated January 16, 1990 (incorporated by reference to Exhibit 10.22 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended
             December 31, 1993)
10.29        Purchase Agreement Between MDFC Equipment Leasing Corporation and Reflectone Training Systems, Inc. dated
             December 29, 1994 (incorporated by reference to Exhibit 10.26 filed with Report on Form 10-K of Reflectone,
             Inc. for the year ended December 31, 1994)
10.30        Equipment Lease Agreement, Amendment No. 1, and Lease Rider No. 1, between MDFC Equipment Leasing
             Corporation and Reflectone Training Systems, Inc. dated December 29, 1994 (incorporated by reference to
             Exhibit 10.27 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)
10.31        Escrow Agreement between Reflectone Training Systems, Inc., MDFC Equipment Leasing Corporation, and British
             Aerospace Finance, Inc. dated December 29, 1994 (incorporated by reference to Exhibit 10.28 filed with
             Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)
22.1         Subsidiaries of Reflectone, Inc. (incorporated by reference to Exhibit 22.1 filed with the Report on Form
             10-K of Reflectone, Inc. for the year ended December 31, 1993)
23.1         Accountants' Consent to Incorporation by reference in the Registrant's Registration Statements Nos.
             2-82048, 33-3059, 33-37077, and 33-79912 on Form S-8
27           Financial Data Schedule (for SEC use only)

(b)          REPORTS ON FORM 8-K


             No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               REFLECTONE, INC.
                                               (Registrant)




Date:  March 3, 1997                   By:    /s/ Richard G. Snyder
       ----------------                       ------------------------------
                                       Richard G. Snyder
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Date:  March 3, 1997                           By:    /s/ Richard G. Snyder
       ---------------                                -------------------------------------------
                                                      Richard G. Snyder
                                                      President, Chief Executive Officer,
                                                      and Director (Principal Executive Officer)



Date:  March 3, 1997                           By:    /s/ Richard W. Welshhans
       ---------------                                -------------------------------------------
                                                      Richard W. Welshhans
                                                      Vice President- Finance and Chief Financial
                                                      Officer (Principal Financial and Accounting
                                                      Officer)



Date:  March 3, 1997                           By:    /s/ Stella F. Thayer
       ---------------                                -------------------------------------------
                                                      Stella F. Thayer
                                                      Chairman of the Board

Date:  March 3, 1997                           By: /s/ Edward W. Bettke
       ------------------                          ------------------------
                                                   Edward W. Bettke
                                                   Director



Date:  March 3, 1997                           By: /s/ David R. Fish
       ------------------                          ------------------------
                                                   David R. Fish
                                                   Director



Date:  March 3, 1997                           By: /s/ Sydney Gillibrand
       ------------------                          ------------------------
                                                   Sydney Gillibrand
                                                   Director



Date:  March 3, 1997                           By: /s/ Robert F. Schoultz
       ------------------                          ------------------------
                                                   Robert F. Schoultz
                                                   Director




Date:  March 3, 1997                           By: /s/ Dale R. States
       ------------------                          ------------------------
                                                   Dale R. States
                                                   Director



Date:  March 3, 1997                           By: /s/ Paul L. Harris
       ------------------                          ------------------------
                                                   Paul L. Harris
                                                   Director

                                REFLECTONE, INC.

                                   FORM 10-K
                     (For the Year Ended December 31, 1996)


                                 EXHIBIT INDEX


EXHIBIT
NUMBER
------
 2.1         Agreement and Plan of Merger dated February 13, 1997, among the Registrant, British Aerospace Holdings,
             Inc., and Bar Mergerco, Inc. (incorporated by referen ce to Exhibit 10.1 filed with the current Report on
             Form 8-K of the Registrant filed on February 24, 1997)
 3.1         Amended and Restated Articles of Incorporation of the Registrant, as amended and restated through August
             15, 1988 (incorporated by reference to Exhibit 3.1 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)
 3.2         Designation of Relative Rights and Preferences and Other Terms of 8% Cumulative Convertible Preferred Stock
             (incorporated by reference to Exhibit 3.2 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)
 3.3         Bylaws of the Registrant, as amended and restated through August 7, 1992 (incorporated by reference to
             Exhibit 3.3 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)
 4.1         Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation  S-K with respect to documents evidencing certain long-term debt of the Registrant (incorporated by reference to Exhibit 4.2 filed with the Report on
             Form 10-K of Reflectone, Inc. for the year ended December 31, 1991)
10.1         1982 Incentive Stock Option Plan, as amended through April 27, 1987 (incorporated by reference to Exhibit
             10.1 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1992)
10.2         Reflectone, Inc. 1990 Stock Option Plan, as amended through November 7, 1991.
10.3         Reflectone, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.3 filed with Report on
             Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)
10.4         Stock Option Agreement with Richard G. Snyder under the Reflectone, Inc. 1990 Stock Option Plan dated as of
             February 8, 1990 (incorporated by reference to Exhibit 10.4 filed with Report on Form 10-K of Reflectone,
             Inc. for the year ended December 31, 1994)
10.5         Form of Stock Option Agreement with Robert L. Kirk under the Reflectone, Inc. 1990 Stock Option Plan
             (incorporated by reference to Exhibit 10.5 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)
10.6         Reflectone, Inc. Variable Incentive Compensation Plan, as in effect for the year ending December 31, 1992
10.7         Reflectone, Inc. 1997 Long-term Incentive Plan dated February 12, 1997

10.8         Lease to Build Agreement dated December 28, 1978, between Reflectone, Inc. and Tampa West Industrial Park,
             Inc. (incorporated by reference to Exhibit 10.7 on Form 10-K of Reflectone, Inc. for the year ended
             December 31, 1995)
10.9         Amendments to Exhibit 10.6 dated March 26, 1979 (Amend. No. 1), May 10, 1979 (Amend. No. 2), February 15,
             1980 (Amend. No. 3), June 4, 1980 (letter agreement), and July 10, 1980 (Amend. No. 4) (incorporated by reference to Exhibit 5(b)(2) to the Registration Statement of Reflectone, Inc. on Form S-7 filed with the
             Commission on September 9, 1980)
10.10        Amendments No. 5 and 6, dated August 11, 1982 and June 8, 1984, respectively, to Exhibit 10.6, together with Memorandum of Building Addition Lease dated August 11, 1982 (incorporated by reference to Exhibit 10.9 on Form 10-K of Reflectone, Inc. for the year ended December 31, 1995)
10.11        Lease to Build Addition Agreement dated August 11, 1982 between Reflectone, Inc.  and Tampa West Industrial
             Park, Inc.  and First Amendment to Lease to Build Addition Agreement dated December 29, 1982 between
             Reflectone, Inc. and Tampa West Industrial Park, Inc. (incorporated by reference to Exhibit 10.10 on Form
             10-K of Reflectone, Inc. for the year ended December 31, 1995)
10.12        Basic Agreement dated August 11, 1982 between Reflectone, Inc. and Tampa West Industrial Park, Inc. and
             First Amendment to Basic Agreement dated December 29, 1982 (incorporated by reference to Exhibit 10.11 on
             Form 10-K of Reflectone, Inc. for the year ended December 31, 1995)
10.13        $10,000,000 Borrowing Facility Agreement between Reflectone, Inc. and British Aerospace Finance, Inc. dated as of August 7, 1996 (incorporated by reference to Exhibit 10.12 filed with Report on Form 10-Q of
             Reflectone, Inc. for the quarter ended June 30, 1996)
10.14        Agreement for Credit Availability between Reflectone, Inc. and British Aerospace Plc. dated as of November
             20, 1996
10.15        $40,000,000 Borrowing Facility Agreement C-130J Program between Reflectone, Inc. and British Aerospace
             Finance, Inc. dated as of November 20, 1996
10.16        $2,000,000 Revolving Line of Credit Agreement between Reflectone, Inc. and Wachovia Bank of Georgia, N.A.
             dated August 7, 1996 (incorporated by reference to Exhibit 10.15 filed with Report on Form 10-Q of
             Reflectone, Inc. for the quarter ended June 30, 1996)
10.17        $20,000,000 Letter of Credit Agreement between Lloyds Bank Plc and Reflectone, Inc. dated November 1, 1996
             Incorporated by reference to Exhibit 10.16 filed with Report on Form 10-Q of Reflectone, Inc. for the quarter ended September 30, 1996)
10.18        First Amendment to Letter of Credit Agreement between Lloyds Bank Plc and Reflectone, Inc. dated as of
             November 20, 1996
10.19        Representation from British Aerospace Public Limited Company that it intends to continue to provide or guarantee Reflectone, Inc.'s credit facilities dated January 31, 1997
10.20        Form of Indemnification Agreement between the Registrant and its directors (incorporated by reference to
             Exhibit 10.18 on Form 10-K of Reflectone, Inc. for the year ended December 31, 1995)

10.21        Form of Indemnification Agreement between the Registrant and certain of its officers (incorporated by reference to Exhibit 10.19 on Form 10-K of Reflectone, Inc. for the year ended December 31, 1995)
10.22        Subscription Agreement between British Aerospace Holdings, Inc. and Reflectone, Inc., dated as of May 23,
             1988 (incorporated by reference to Exhibit 10.20 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)
10.23        Stock Purchase Agreement between British Aerospace Holdings, Inc. and Reflectone, Inc. dated as of
             September 15, 1989 (incorporated by reference to Exhibit 10.21 filed with Report on Form 10-K of
             Reflectone, Inc. for the year ended December 31, 1994)
10.24        Summary of Special Security Agreement Among British Aerospace Public Limited Company, British Aerospace
             Holdings, Inc., Reflectone, Inc., and the Department of Defense (incorporated by reference to Exhibit 10.19 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1993)
10.25        Flight Training Center Management Agreement between British Aerospace Holdings, Inc. and Reflectone
             Training Systems, Inc. dated as of January 1, 1996 (incorporated by reference to Exhibit 10.2 filed with the Report on Form 8-K of Reflectone, Inc. dated December 21, 1995)
10.26        Purchase Agreement between Reflectone, Inc. and British Aerospace Plc. dated June 21, 1993 (incorporated by reference to Exhibit 2.1 filed with the Report on Form 8-K of Reflectone as of June 21, 1993)
10.27        Purchase Agreement between British Aerospace Holdings, Inc. and Reflectone, Inc. dated December 21, 1995
             (incorporated by reference to Exhibit 10.1 on Form 8-K of Reflectone, Inc. dated December 21, 1995)
10.28        Employment Agreement between the Company and Richard G. Snyder dated January 16, 1990 (incorporated by reference to Exhibit 10.22 filed with the Report on Form 10-K of Reflectone, Inc. for the year ended
             December 31, 1993)
10.29        Purchase Agreement Between MDFC Equipment Leasing Corporation and Reflectone Training Systems, Inc. dated
             December 29, 1994 (incorporated by reference to Exhibit 10.26 filed with Report on Form 10-K of Reflectone,
             Inc. for the year ended December 31, 1994)
10.30        Equipment Lease Agreement, Amendment No. 1, and Lease Rider No. 1, between MDFC Equipment Leasing
             Corporation and Reflectone Training Systems, Inc. dated December 29, 1994 (incorporated by reference to
             Exhibit 10.27 filed with Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)
10.31        Escrow Agreement between Reflectone Training Systems, Inc., MDFC Equipment Leasing Corporation, and British
             Aerospace Finance, Inc. dated December 29, 1994 (incorporated by reference to Exhibit 10.28 filed with
             Report on Form 10-K of Reflectone, Inc. for the year ended December 31, 1994)
22.1         Subsidiaries of Reflectone, Inc. (incorporated by reference to Exhibit 22.1 filed with the Report on Form
             10-K of Reflectone, Inc. for the year ended December 31, 1993)
23.1         Accountants' Consent to Incorporation by reference in the Registrant's Registration Statements Nos.
             2-82048, 33-3059, 33-37077, and 33-79912 on Form S-8
27           Financial Data Schedule (for SEC use only)