Form 10-K/A
period 1996-12-31
REFLECTONE INC /FL/
filed 1997-04-11
CIK 785037

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                     Amendment No. 1 to FORM 10-K
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
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)
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

                                        1

                  REFLECTONE, INC. AND SUBSIDIARIES


This amendment of Form 10-K/A is being filed solely to file pages 56 and 57, Report of Independent Accountants on the financial statements of Reflectone UK Limited for the years ended December 31, 1996 and 1995, and Report of Independent Accountants on the financial statements of Reflectone UK Limited for the years ended December 31, 1994 and 1993.

The reports from KPMG Audit Plc on the financial statements of Reflectone UK Limited are being refiled to state that the audits were conducted in accordance with generally accepted auditing standards in the USA and that the financial statements have been prepared in conformity with generally accepted accounting principles in the USA.

                                     2



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

We conducted our audits in accordance with auditing standards generally accepted in the USA. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reflectone UK Limited as 31 December 1996 and 1995, the results of their operations and their cash flow statement for the years ended 31
December 1996 and 1995 in conformity with accounting principles generally accepted in the USA.



/s/KPMG
KPMG Audit Plc                                     14 February 1997
Bristol, England


                                      3



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

We conducted our audits in accordance with auditing standards generally accepted in the USA. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reflectone UK Limited as 31 December 1994 and 1993, the results of their operations and their cash flow statement for the years ended 31
December 1994 and 1993 in conformity with accounting principles generally accepted in the USA.



/s/ KPMG
KPMG Audit Plc                                7 February 1995
Bristol, England


                                   4