Form 10-Q
period 1997-03-28
REFLECTONE INC /FL/
filed 1997-05-08
CIK 785037

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 28, 1997
                              -----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

Commission File                 0-14059
                -------------------------------------------------------------

                              REFLECTONE, INC.
-----------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

      Florida                                        06-0663546
--------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

4908 Tampa West Boulevard, Tampa, Florida                   33634-2481
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:      (813)885-7481

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

Common Stock, par value $.10 per share, 2,864,448 shares as of May 5, 1997.




                               Page 1 of 15 Pages
                                Exhibits - None

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        REFLECTONE, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   As of March 28, 1997 and December 31, 1996

                                                                         (Unaudited)
                                                                           March 28,           December 31,
ASSETS                                                                       1997                 1996
-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                             $ 7,060,055           $ 8,540,201
   Investments - restricted                                                     -                3,000,000
   Receivables - non affiliate                                            38,642,970            37,638,004
   Receivables - affiliate                                                 2,263,363             4,288,662
   Inventory                                                               2,436,595                 -
   Net deferred tax assets                                                 2,904,000             2,504,000
   Prepaid expenses and other current assets                               1,603,063             1,715,080
                                                                         -----------           -----------
         Total current assets                                             54,910,046            57,685,947
PROPERTY, PLANT & EQUIPMENT, NET                                           9,126,433             9,235,595
INVESTMENTS - RESTRICTED                                                   2,000,000             2,000,000
OTHER ASSETS                                                                 160,518               159,918
                                                                         -----------           -----------
                                                                         $66,196,997           $69,081,460
                                                                         ===========           ===========
LIABILITIES & SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                      $ 4,182,109           $10,334,520
   Due to affiliate                                                          719,559             2,089,777
   Borrowings on line of credit - affiliate                               14,774,175             4,669,713
   Advance billings                                                       13,228,725            18,897,097
   Accrued employee compensation and benefits                              2,907,694             4,595,564
   Federal and state income taxes payable                                    825,314               751,209
   Other accrued expenses and liabilities                                  4,085,671             3,783,890
                                                                         -----------           -----------
         Total current liabilities                                        40,723,247            45,121,770
                                                                         -----------           -----------
DEFERRED GAIN ON SALE OF EQUIPMENT                                         2,138,499             2,200,567
                                                                         -----------           -----------
SHAREHOLDERS' EQUITY
   Convertible preferred stock - par value
      $1.00; authorized -  50,000 shares;
      issued and outstanding - 50,000 shares
      of 8% cumulative convertible preferred
      stock (liquidating preference $176 per
      share, aggregating $8,800,000)                                          50,000                50,000
   Common stock - par value $.10; authorized
      - 10,000,000 shares; issued and
      outstanding - 2,864,448 and
      2,864,235 shares                                                       286,445               286,423
   Additional paid-in capital                                             32,634,757            32,630,276
   Cumulative translation adjustment                                         615,117               560,094
   Accumulated deficit                                                   (10,251,068)          (11,767,670)
                                                                         -----------           -----------
         Total shareholders' equity                                       23,335,251            21,759,123
                                                                         -----------           -----------
                                                                         $66,196,997           $69,081,460
                                                                         ===========           ===========


See accompanying notes to consolidated financial statements.

                        REFLECTONE, INC. & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
            For the Quarters Ended March 28, 1997 and March 29, 1996
                                  (Unaudited)


                                                                                    Quarter Ended
                                                                         ---------------------------------------
                                                                            March 28,             March 29,
                                                                              1997                  1996
-----------------------------------------------------------------------------------------------------------------
REVENUES
   Non-affiliate                                                         $ 15,813,912          $ 14,230,744
   Affiliate                                                                4,085,331             7,096,319
                                                                         ------------          ------------

                                                                           19,899,243            21,327,063
                                                                         ------------          ------------
COST AND EXPENSES
   Cost of sales
      Non-affiliate                                                        13,913,659            13,256,298
      Affiliate                                                             2,744,494             5,170,276
                                                                         ------------          ------------

                                                                           16,658,153            18,426,574

   General and administrative                                               1,090,741               939,377
                                                                         ------------          ------------

                                                                           17,748,894            19,365,951
                                                                         ------------          ------------

INCOME FROM OPERATIONS                                                      2,150,349             1,961,112
                                                                         ------------          ------------

OTHER INCOME (EXPENSE)
   Interest income                                                             81,660               106,992
   Interest expense                                                          (119,458)             (119,221)
   Other                                                                     (163,949)               85,008
                                                                         ------------          ------------

                                                                             (201,747)               72,779
                                                                         ------------          ------------

INCOME BEFORE INCOME TAXES                                                  1,948,602             2,033,891

PROVISION FOR INCOME TAXES                                                    256,000               413,030
                                                                         ------------          ------------

NET INCOME                                                                  1,692,602             1,620,861

PREFERRED STOCK DIVIDENDS                                                     176,000               176,000
                                                                         ------------          ------------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                             $  1,516,602          $  1,444,861
                                                                         ============          ============

INCOME PER COMMON AND COMMON EQUIVALENT SHARE
   Primary                                                               $        .50          $        .49
                                                                         ============          ============

   Fully diluted                                                         $        .48          $        .47
                                                                         ============          ============


See accompanying notes to consolidated financial statements.

                        REFLECTONE, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Quarters Ended March 28, 1997 and March 29, 1996
                                  (Unaudited)




                                                                              1997                  1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  1,692,602          $  1,620,861
   Depreciation and amortization                                              290,147               435,285
   Deferred income taxes                                                     (400,000)             (164,000)
   Change in assets and liabilities:
      Decrease (increase) in receivables
         Non-affiliate                                                     (1,001,200)           (5,179,925)
         Affiliate                                                          2,025,311            (1,541,195)
      Increase in inventory                                                (2,436,595)
      Decrease in accounts payable                                         (6,157,244)           (4,043,914)
      Decrease in due to affiliate                                         (1,372,507)             (562,183)
      Decrease in advance billings                                         (5,667,223)           (1,739,907)
      Increase (decrease) in accrued employee
         compensation and benefits                                         (1,687,941)           (1,172,631)
      Other                                                                   424,873              (374,273)
                                                                         ------------          ------------
NET CASH USED IN OPERATING ACTIVITIES                                     (14,289,777)          (12,721,882)
                                                                         ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (181,100)             (415,619)
   Release of escrowed funds under
      lease agreement                                                       3,000,000
   Settlement of long-term note receivable                                      -                 3,558,284
                                                                         ------------          ------------
NET CASH PROVIDED BY INVESTING
   ACTIVITIES                                                               2,818,900             3,142,665
                                                                         ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Paydowns under line-of-credit agreements                               (40,279,430)          (12,793,140)
   Borrowings under line-of-credit agreements                              50,383,892            21,421,395
   Dividends on preferred stock                                              (176,000)             (176,000)
   Other                                                                        4,503               291,995
                                                                         ------------          ------------
NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                               9,932,965             8,744,250
                                                                         ------------          ------------
NET DECREASE IN CASH                                                       (1,537,912)             (834,967)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                8,540,201             4,582,021
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        57,766                 9,532
                                                                         ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  7,060,055          $  3,756,586
                                                                         ============          ============


See accompanying notes to consolidated financial statements.

                        REFLECTONE, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter Ended March 28, 1997
                                  (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter March 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

All intercompany transactions have been eliminated.

NOTE 1 - MERGER AGREEMENT
On February 13, 1997, British Aerospace Holdings, Inc. and a newly formed, wholly owned, subsidiary of British Aerospace Holdings, Inc., signed a merger agreement providing for the acquisition of the Company's common stock not currently owned by British Aerospace Holdings, Inc. at a price of $24 per share in cash. The transaction is subject to approval by the shareholders of the Company. British Aerospace Holdings, Inc. is a wholly owned subsidiary of British Aerospace, Plc. British Aerospace, Plc. and its affiliates are herein collectively referred to as "British Aerospace".

NOTE 2 - RECEIVABLES
Component elements of receivables consist of the following:

                                                                           March 28,           December 31,
                                                                             1997                   1996
                                                                         ------------          ------------
Receivables
   U.S. Government
      Billed                                                             $  7,404,720          $  5,280,559
      Unbilled                                                              3,019,277             6,165,476
                                                                         ------------          ------------
                                                                           10,423,997            11,446,035
                                                                         ------------          ------------
   Lockheed Aeronautical Systems Company
      Billed                                                                7,135,086               190,523
      Unbilled                                                             20,428,069            24,222,728
                                                                         ------------          ------------
                                                                           27,563,155            24,413,251
                                                                         ------------          ------------
   Commercial
      Billed                                                                  436,932             1,910,703
      Unbilled                                                                347,794                 -
      Allowance for doubtful accounts                                        (128,908)             (131,985)
                                                                         ------------          ------------
                                                                              655,818             1,778,718
                                                                         ------------          ------------
                                                                         $ 38,642,970          $ 37,638,004
                                                                         ============          ============
   Affiliates
      Billed                                                             $  1,186,670          $  3,338,568
      Unbilled                                                              1,076,693               950,094
                                                                         ------------          ------------
                                                                         $  2,263,363          $  4,288,662
                                                                         ============          ============


                        REFLECTONE, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter Ended March 28, 1997
                                  (Unaudited)

NOTE 2 - RECEIVABLES (CONTINUED)
Unbilled amounts represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to customers. These amounts will be billed in subsequent periods as progress billings, upon shipment of the product, or upon completion of the contract.

Under the terms of the Company's contract, as amended, with Lockheed Martin Corporation ("LMC") to design and manufacture two dynamic mission simulators and other related training devices, the Company will not receive a substantial portion of contractual payments from LMC until the delivery and acceptance of the devices. Delivery and acceptance of the devices is scheduled for the fourth quarter of 1997, however, as a result of changes in our customer's aircraft delivery schedule, a revised contract schedule reflecting delays in delivery is currently being discussed and negotiated with the customer.

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

Fully diluted earnings per share assumes, in addition to the above, (i) that the Convertible Preferred Stock was converted at the beginning of each period
(ii) that earnings were increased for preferred dividends that would not have been incurred had conversion taken place, and, (iii) the additional dilutive effect of stock options and warrants.

The numbers of shares used in the earnings per share computation are as follows:


                                                                                   Quarter Ended
                                                                              -------------------------
                                                                                1997             1996
                                                                              ---------       ---------
Primary
   Weighted average common shares outstanding                                  2,864,299        2,772,451
   Stock options                                                                 156,864          157,089
                                                                               ---------        ---------
Average common shares outstanding                                              3,021,163        2,929,540
   Convertible preferred stock                                                   500,000          500,000
   Additional dilutive effect of stock options                                    16,480           18,374
                                                                               ---------        ---------

Fully diluted assumed common shares outstanding                                3,537,643        3,447,914
                                                                               =========        =========


                        REFLECTONE, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter ended March 28, 1997
                                  (Unaudited)

NOTE 4 - CREDIT AGREEMENTS AND BORROWINGS
The Company's working capital requirements are impacted by the volume and nature of contracts which it receives. Certain contracts require the Company to make significant capital outlays prior to the receipt of payments from customers. The largest current commitments relate to approximately $22.0 million of working capital for the C-130J program with LMC and commitments to provide approximately $27.0 million of stand-by letters of credit and bank guarantees as security against performance and advance payments on various long-term contracts. In order to finance the working capital required to perform on existing and future large simulation programs, management of the Company believes the Company must currently maintain financing facilities of approximately $90.0 million. To date, based upon proposals from and management's discussions with lending institutions, the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace, Plc. or its affiliates. However, pursuant to the terms of an Agreement for Credit Availability dated as of August 7, 1996, British Aerospace has agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's current credit facilities at their current levels through August 7, 1997. Renewal of the Company's credit facilities beyond August 7, 1997 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated January 31, 1997, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Without British Aerospace's willingness to continue to support the Company's credit facilities, the Company would not be able to perform on existing contracts or compete for additional large simulation programs. Certain of these contracts may require significant capital outlays by the Company prior to receipt of any payments from its customers.

The Company's credit facilities and the Agreement for Credit Availability with British Aerospace contain certain covenants which, among other things, require:
(i) the Company to be current with respect to the payment of dividends on its 8% Cumulative Convertible Preferred Stock prior to any draw under the British Aerospace provided facilities, (ii) the Company to pay British Aerospace a facility fee of 50 basis points per annum on the maximum aggregate availability (currently $87.0 million) of the credit facilities provided or guaranteed by British Aerospace, and (iii) the Company to pay British Aerospace a guarantee fee of 3.25% per annum on amounts outstanding under the Company's $2.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. Pursuant to the terms of the Company's 1995 Agreement for Credit Availability, on August 7, 1995, the Company issued to

                        REFLECTONE, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter ended March 28, 1997
                                  (Unaudited)


NOTE 4 - CREDIT AGREEMENTS AND BORROWINGS (CONTINUED)
British Aerospace warrants to purchase 78,261 shares of the Company's common stock at any time prior to August 7, 2005, at an exercise price equal to the lesser of (i) $11.50 per share (the price of the common stock on the Nasdaq National Market on August 7, 1995, or (ii) the per share market price of the Company's common stock on the date(s) of the exercise of the warrants. In addition, the Company's current Agreement for Credit Availability requires that the Company obtain the prior approval of British Aerospace for all material capital investment expenditures as defined in the Agreement for Credit Availability.

The Company's $2.0 million revolving line of credit facility with Wachovia Bank of Georgia, N.A. permits the Company to select loans bearing interest at a floating prime rate or at a fixed rate of LIBOR plus .25% and to specify, within limits, the period during which the selected fixed interest rate will be in effect. The agreement matures on August 7, 1997, and is supported by the corporate guarantee of British Aerospace. At March 28, 1997, there were $2.0 million of credit available under this facility.

The Company's revolving line of credit facility with British Aerospace Finance, Inc. provides for working capital borrowings aggregating up to $10.0 million. An interest rate of LIBOR plus 3.50% per annum is charged under this facility. The agreement matures on August 7, 1997 and permits the Company to specify, within limits, the period during which the borrowings will mature. At March 28, 1997 there were approximately $9.6 million of additional credit available under this facility.

The Company has a special credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. The C-130J Facility currently provides for borrowings aggregating up to $40.0 million and matures on August 7, 1997. Draws under this facility are limited to actual costs incurred by the Company on the LMC C-130J program. Interest rates charged under the C-130J Facility are at LIBOR plus 1.50%. At March 28, 1997 there were approximately $25.6 million of additional credit available under this facility.

Under the Company's Lloyds Bank Plc letter of credit facility, the Company may issue standby letters of credit and bank guarantees aggregating up to $35.0 million. The Company pays a non-refundable commission on the stated amount of credits issued for the actual number of days outstanding. The agreement is supported by the corporate guarantee of British Aerospace and matures on October 31, 1997. At March 28, 1997, there were approximately $7.8 million of credit available under this agreement.

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

During the quarter ended March 28, 1997, the Company used $14.3 million in cash, net, for operating activities while in the comparable quarter of 1996, the Company used $12.7 million in cash, net, for operating activities. Operating cash flow was negatively impacted during the quarter ended March 28, 1997 by increases in non-affiliate receivables and inventory, and reductions in accounts payable, due to affiliate, advance billings and accrued employee compensation and benefits. Operating cash flow was negatively impacted during the quarter ended March 29, 1996 by increases in non-affiliate and affiliate receivables, and reductions in accounts payable, advance billings, and accrued employee compensation and benefits. The increase in non-affiliate receivables during both periods primarily related to the contract with LMC to design and manufacture two C-130J dynamic mission simulators and other related training devices. The increase in inventory during the first quarter of 1997 related to the acquisition and modification of a used MD-88 full flight simulator for ultimate delivery to Trans World Airlines, Inc. Contract revenues for the sale are being recognized when cash payments are received from the customer.

During the quarter ended March 28, 1997, the Company increased its net short-term borrowings by $10.1 million and reduced its cash by $1.5 million. During the same period, gross borrowings of $50.4 million, reductions in cash balances and cash received from the release of $3.0 million of escrowed funds under the Company's lease agreement for its C-130H full flight simulator were used primarily to fund $40.3 million in scheduled maturities of borrowings under the Company's credit facilities and to fund operating activities during the quarter.

The Company's working capital requirements are impacted by the volume and nature of contracts which it receives. Certain contracts require the Company to make significant capital outlays prior to the receipt of payments from customers. The largest current commitments relate to approximately $19.0 million of additional working capital for the C-130J program with LMC and commitments to provide approximately $27.0 million of stand-by letters of credit and bank guarantees as security against performance and advance payments on various long-term contracts. In order to finance the working capital required to perform on existing and future simulation programs, management of the Company believes the Company must currently maintain financing facilities of approximately $90.0 million. To date, based upon proposals from and management's discussions with lending institutions, the Company has been unable to obtain adequate financing on acceptable terms without recourse to British Aerospace, Plc. or its affiliates (collectively "British Aerospace"). However, pursuant to the terms of an Agreement for Credit Availability dated as of November 20, 1996, British Aerospace has agreed, subject to its continued ownership of a majority of the Company, to continue to provide or guarantee the Company's current credit facilities at their current levels through August 7, 1997. Renewal of the Company's credit facilities beyond August 7, 1997 is, in large part, dependent upon British Aerospace's willingness to continue to provide or guarantee these facilities. By means of a letter dated January 31, 1997, British Aerospace has represented to the Company that it intends to continue to provide or guarantee the Company's credit facilities, as long as financing is not available to the Company without recourse to British Aerospace and British Aerospace continues to hold, or has the ability to hold through the exercise of preferred stock conversion rights and warrants to purchase common stock, a majority ownership position in the Company. Without British Aerospace's willingness to continue to support the Company's credit facilities, the Company would not be able to perform on existing contracts or compete for additional large simulation programs. Furthermore, the Company's management believes that the letter provided by British Aerospace confirming British Aerospace's intent to continue to support the Company's credit facilities would be required by the Company's independent auditors in order for the auditors to express an opinion on the Company's financial statements without expressing substantial doubt about the Company's ability to continue as a going concern. Specific discussion of the Company's credit facilities is included in Note 4 to the Consolidated Financial Statements.

As discussed in Note 2 to the Company's Consolidated Financial Statements, the Company will not receive certain substantial payments from Lockheed Martin Corporation ("LMC") under the existing terms of the C-130J contract until the achievement of certain contractual milestones. Accordingly, the Company has a special credit facility (the "C-130J Facility") with British Aerospace to finance the Company's working capital needs with respect to the C-130J contract with LMC. The C-130J Facility currently provides for borrowings aggregating up to $40.0 million and matures on November 20, 1997. Draws under this facility are limited to actual costs incurred by the Company and its wholly-owned subsidiary, Reflectone UK Limited ("RUKL"), on the LMC C-130J program. Based on current schedules, the contract is estimated to require incremental funding of $19.0 million during the remainder of 1997. While the cost of financing this program is being recovered through the contract with LMC, an increase in interest rates or an uncompensated extension of the scheduled delivery dates could result in financing costs in excess of that priced into the contract.

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

Management believes that the Company's capital resources are adequate to meet its foreseeable business needs, on both a short- and long-term basis, based upon the availability under its current credit facilities and anticipated renewals thereof; projected cash flows from current and future programs with achievement of projected program milestones; anticipated reductions in restricted investments; and future income tax benefits in the United Kingdom.

Results of Operations

Consolidated revenues decreased by $1.4 million, or 6.7% during the first quarter of 1997 as compared to the comparable quarter in 1996.

Revenues of the Training Devices Segment increased by 11.0% during the quarter ended March 28, 1997 as compared to the comparable quarter in 1996. The increase in revenues primarily resulted from non-affiliate revenues generated by two large international military programs.

Revenues of the Training Services Segment decreased by 19.8% during the quarter ended March 28, 1997 as compared to the comparable quarter in 1996. The decrease primarily relates to the 1996 loss of a reprocurement relating to a training services contract with the U.S.Government in which the Company was the incumbent contractor and lower levels of training for the U.S.Government at the Company's training center in Tampa, Florida. These decreases in U.S. Government revenues are considered by management to be temporary and not indicative of any general trend.

Revenues of the Systems Management Segment were approximately $800,000 for the quarter ended March 28, 1997 as compared to $1.9 million for the comparable quarter in 1996. The decrease in revenues related to lower levels of scheduled performance on a contract from an affiliate for delivery of a C-130H simulator to an international customer.

The Company's income from operations was approximately $2.2 million and $2.0 million in the first quarter of 1997 and 1996, respectively. The operating profit of the Training Devices Segment was $1.9 million and $404,000 for the first quarter of 1997 and 1996, respectively. During the first quarter of 1997, operating profits of the Training Devices Segment include approximately $2.2 million of profit recognized upon the achievement of a significant program milestone on an international military program which was offset, in part, by the recognition of additional losses of approximately $1.3 million on another international military program for a prototype simulator which was awarded in the fourth quarter of 1996. Total losses recognized on this program during the fourth quarter of 1996 and first quarter of 1997 approximate $3.3 million and reflect management's estimate of the excess of costs to complete the program over its contract value.

Operating profits of the Training Services Segment decreased by $850,000 or 77.0%, to $250,000 during the quarter ended March 28, 1997 as compared to the comparable quarter in 1996. The reduced profitability was primarily the result of decreases in revenues from contracts with the U.S. Government and reduced operating margins on those contracts.

Operating profits of the Systems Management Segment were $25,000 for the quarter ended March 28, 1997 compared to $439,000 for the comparable quarter in 1996. The 1996 operating profit reflects profit recognition on a contract from an affiliate for the sale of a C-130H simulator.

Interest income approximated $82,000 and $107,000 during the first quarter of 1997 and 1996, respectively. Interest income is primarily interest earned on restricted investments and temporary cash investments.

Interest expense was approximately $119,000 in each of the first quarters of 1997 and 1996. Interest costs of $524,000 and $156,000 during the first quarters of 1997 and 1996, respectively, associated with the Company's financing of the C-130J program were charged to the C-130J program and reflected in cost of sales rather than as interest expense.

The provision for income taxes during the first quarter of 1997 differs from the amount computed by applying the federal statutory tax rate of 34% to income before taxes primarily as a result of the reduction of the valuation allowance for net deferred tax assets. The reduction in the valuation allowance reflects management's evaluation of the utilization of future federal tax benefits for which recovery is not dependent upon future taxable income. The provision for income taxes during the first quarter of 1996 differs from the amount computed by applying the federal statutory tax rate to income before taxes primarily as a result of the availability of investment and alternative minimum tax credits to reduce the tax provision. At March 28, 1997, the Company has recorded a deferred tax asset of $2.9 million.

Backlog

Contractual backlog increased to $138.5 million at March 28, 1997, from $129.9 million at December 31, 1996. Of the contractual backlog at March 28, 1997, 86.5% consisted of orders of the Training Devices Segment, 6.7% consisted of orders of the Training Services Segment and 6.8% consisted of orders of the Systems Management Segment. This compares to 80.5%, 12.1% and 7.4%, respectively at December 31, 1996. At March 28, 1997, the contractual backlog of the Training Devices Segment includes the LMC C-130J program in the amount of $35.7 million. Annual contract awards within the Training Services Segment to provide training to U.S. Military personnel are generally recorded during the fourth calendar quarter. This results in a declining backlog for the Training Services Segment during the first three calendar quarters. Not included in contractual backlog are announced orders for which definitive contracts have not been executed and unobligated contract options under U.S. Government contracts.

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

The Company has responded to these market conditions by diversifying into new markets and by seeking the formation of strategic teaming arrangements with airframe manufacturers and prime contractors for weapon systems. As in prior years, the Company continues its diversification strategy of pursuing a greater number of opportunities in the training services market. In addition, with the acquisition of RUKL in June 1993 and the purchase of certain assets of the Microflite product line in early 1994, the Company expanded the product lines of the Training Devices Segment and increased the number of opportunities available to it in the European and commercial airline simulation markets. In November 1993, RUKL was selected by LMC as its training systems teammate for the C-130J program. This teaming arrangement with LMC resulted in an award during 1995 worth $77.0 million, which subsequently increased to $81.5 million.

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

The Company has a contract to buy forward British pounds with an equivalent value of $1.3 million at March 28, 1997 to reduce the Company's exposure to foreign currency exchange risk associated with the cost of subcontractors and other requirements of the C-130J program denominated in British pounds. The forward contract matures on June 30, 1997. British Aerospace is the counterparty to this instrument. The forward contract should not subject the Company to risk from exchange movements because gains and losses on this contract offset losses and gains on the transactions being hedged. However, the amount and timing of the program costs were estimated and in recent periods changes in these estimates have resulted in significant gains and losses from exchange rate movements. During the first quarter of 1997, the Company recorded losses of approximately $232,000 on these transactions, compared to a gain of $22,000 in the comparable quarter of 1996.

Certain Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those set forth under "Factors That May Affect Future Results" and elsewhere in this Quarterly Report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        REFLECTONE, INC.
                                        (Registrant)




Date:     May 8, 1997                   By:  /s/ Richard G. Snyder
                                             --------------------------------
                                             Richard G. Snyder
                                             President and Chief
                                             Executive Officer



Date:     May 8, 1997                   By:  /s/ Richard W. Welshhans
                                             --------------------------------
                                             Richard W. Welshhans
                                             Vice President - Finance and
                                             Chief Financial Officer
                                             (Principal Financial
                                             and Accounting Officer)